Form 10-Q
period 2022-03-31
Alpha Star Acquisition Corp
filed 2022-05-13
CIK 1865111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File No. 001-41153

ALPHA STAR ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Broad Street, 5th Floor New York, New York 10004
(Address of Principal Executive Offices, including zip code)

(212) 837 - 7977
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, one redeemable warrant, and one right	ALSAU	The Nasdaq Stock Market LLC
Ordinary Shares, $0.001 par value	ALSA	The Nasdaq Stock Market LLC
Redeemable warrants entitle the holder to purchase one-half (1/2) of one ordinary share	ALSAW	The Nasdaq Stock Market LLC
Rights entitle the holders to receive one-seventh (1/7) of one Ordinary Share	ALSAR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of May 6, 2022, there were 14,705,000 ordinary shares, par value of $0.001, issued and outstanding (assuming all of the units issued in our initial public offering completed on December 15, 2021 were split on such date).

ALPHA ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

ALPHA STAR ACQUISITION CORPORATION

BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash in escrow	$188,773	$387,858
Prepaid expense	105,206	142,192
Marketable securities held in trust account	115,010,130	115,000,744
Total current assets	115,304,109	115,530,794

TOTAL ASSETS	$115,304,109	$115,530,794

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$5,793	$52,999
Deferred underwriting commissions	2,875,000	2,875,000
Total current liabilities	2,880,793	2,927,999

TOTAL LIABILITIES	2,880,793	2,927,999

COMMITMENTS AND CONTINCENCIES
Ordinary shares subject to possible redemption, 11,500,000 shares at redemption value of $10.00 per share	115,000,000	115,000,000

Stockholders’ Deficit:
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 3,205,000 and 3,205,000 shares issued and outstanding at March 31, 2022 and December 31, 2021 respectively, excluding 11,500,000 shares subject to possible redemption	3,205	3,205
Additional paid-in capital	-	-
Accumulated deficit	(2,579,889)	(2,400,410)

Total Stockholders’ Equity (Deficit)	(2,576,684)	(2,397,205)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$115,304,109	$115,530,794

The accompanying notes are an integral part of the unaudited financial statements.

Alpha Star Acquisition Corporation
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31, 2022	For the Period from March 11, 2021 (inception) to March 31, 2021
Formation and operational costs	$188,865	$–
Loss from operation costs	188,865	–

Other income:
Interest income	9,386	–

Total other income	9,386	–

Loss before income taxes	(179,479)	–

Net Loss	$(179,479)	$–

Basic and diluted weighted average shares outstanding – ordinary shares subject to redemption	11,500,000	$–
Basic and diluted net loss per share	$(0.01)	$-

Basic and diluted weighted average shares outstanding - non redeemable ordinary shares(1)	3,205,000	2,875,000
Basic and diluted net loss per share	$(0.01)	$0.00

(1)	Retrospectively restated for the 1 founder share issuance and cancellation; 2,875,000 shares to the Company by the Sponsor for $25,000 in April 2021, including of up to 375,000 shares subject to forfeiture, as over-allotment option was fully exercised by the underwriters.

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

Period ended from March 11, 2021 (Inception) to March 31, 2021

					Total
	Ordinary shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 11, 2021 (inception)	-	$-	$-	$-	$-
Issuance of founder share to Sponsor(1)	1	-	-	-	-
Cancellation of founder Share to Sponsor(1)	(1)	-	-	-	-
Issuance of ordinary shares to Sponsor(1)	2,875,000	2,875	22,125	-	25,000
Balance at March 31, 2021	2,875,000	$2,875	$22,125	$-	$25,000

(1)	Retrospectively restated for the 1 founder share issuance and cancellation; 2,875,000 shares to the Company by the Sponsor for $25,000 in April 2021, including of up to 375,000 shares subject to forfeiture, as over-allotment option was fully exercised by the underwriters.

Three months ended March 31, 2022

					Total
	Ordinary shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	3,205,000	$3,205	$-	$(2,400,410)	$(2,397,205)
Net loss	-	-	-	(179,479)	(179,479)
Balance at March 31, 2022	3,205,000	$3,205	$-	$(2,579,889)	$(2,576,684)

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31, 2022	For the period from March 11, 2021 (inception) to March 31, 2021
Cash flows from operating activities:
Net loss	$(179,479)	$-
Adjustments to reconcile net income (loss) to net cash Used in operating activities:
Interest earned in trust account	(9,386)	-
Amortization of prepaid expense	36,986	-
Accrued expenses	(47,206)	-
Net cash used in operating activities	(199,085)	-

Cash flows from financing activities:
Proceeds from issuance of ordinary shares to the Sponsor	-	25,000
Proceeds of promissory note from Sponsor	-	300,000
Net cash provided by financing activities	-	325,000

Net increase in cash and cash equivalents	(199,085)	325,000

Cash and cash equivalents at beginning of period	387,858	-
Cash and cash equivalents at end of period	$188,773	$325,000

Supplemental disclosure of cash flow information
Deferred offering costs included in accrued offering costs	$-	$40,000

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

UNAUDITED NOTES TO THE FINANCIAL STATEMENTS

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

The Company’s sponsor is A-Star Management Corporation, a British Virgin Islands incorporated company (the “Sponsor”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (the “IPO”).

The Company has 9 months from the closing of the IPO (or up to 21 months from the closing of our initial public offering if we extend the period of time to consummate a business combination) to consummate a Business Combination (the “Combination Period”). If the Company fails to consummate a Business Combination within the Combination Period, it will trigger its automatic winding up, liquidation and subsequent dissolution pursuant to the terms of the Company’s amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from the Company’s stockholders to commence such a voluntary winding up, liquidation and subsequent dissolution.

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

The Trust Account

As of December 15, 2021, a total of $115,682,250 of the net proceeds from the IPO and the Private Placement transaction completed with the Sponsor was deposited in a trust account established for the benefit of the Company’s public stockholders with Wilmington Trust, National Association acting as trustee. The amount exceeding $115,000,000, $682,254, had been transfer to the Company’s escrow cash account as its working capital. At March 31, 2022, the Company had working capital of $288,185, which excludes $115,010,130 of marketable securities held in the trust account and the liability for deferred underwriting commissions of $2,875,000.

The funds held in the Trust Account are invested only in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in United States government treasuries. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation.

Liquidity and Going Concern

As of March 31, 2022, the Company had cash $188,773 in its escrow account and working capital of $288,185, which excludes $115,010,130 of marketable securities held in the trust account and the liability for deferred underwriting commissions of $2,875,000.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares and the proceeds from the consummation of the Private Placement not held in the Trust Account to provide working capital needed to identify and seek to consummate a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company related party loans up to $1,500,000. As of March 31, 2022, the Company had no borrowings under the related party loans.

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

Management believes that, on March 31, 2022, the company has insufficient working capital to cover its short term operating needs. The Company has no revenue before the Business Combination. Its business plan is dependent on the completion of a financing transaction and the Company’s cash and working capital as March 31, 2022 are not sufficient to complete its planned activities for the upcoming year. These factors raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statement is issued.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statement of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Annual Report for the year ended December 31, 2021, which are included in Form 10-K filed on March 30, 2022.

Emerging Growth Company

The Company is an emerging growth company as defined by Section 2(a) of the JOBS Act and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but no limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosures obligations regarding executive compensation in its periodic reports and proxy statements, and exceptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payment not previously approved.

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

Use of Estimates

The preparation of financial statement in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The initial valuation of the public warrants and private warrants (as defined in Note 7) and ordinary shares subject to redemption required management to exercise significant judgement in its estimates. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $188,773 and $387,858 cash held in escrow and did not have any cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account respectively.

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $115,010,130 and $115,000,744 of marketable securities held in the trust account as of March 31, 2022 and December 31, 2021, respectively.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. As of March 31, 2022, offering costs amounted to $5,669,696 consisting of $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees, and $494,696 of other offering costs. The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. The Company allocates offering costs between public shares, public rights and public warrants based on the estimated fair values of public shares, public warrants, and public rights at the date of issuance.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

All of the 11,500,000 ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Certificate of Incorporation. Accordingly, all of the 11,500,000 shares of ordinary shares are presented as temporary equity.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders.

The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three months ended March 31, 2022	For the Period from March 11, 2021 (Inception) to March 31, 2021
Net loss	$(179,479)	$-

	For the Three months ended March 31, 2022		For the period from March 11, 2021 (inception) to March 31, 2022
	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net loss	$(39,118)	$(140,361)	$-	$-
Allocation of net income (loss)	$(39,118)	$(140,361)	$-	$-

Denominators:
Weighted-average shares outstanding	3,205,000	11,500,000	2,875,000	-
Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$0.00	$-

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified the Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statement. Since the Company was incorporated on March 11, 2021, the evaluation was performed for the period ended March 31, 2022 which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

The provision for income taxes was deemed to be immaterial for three months ended March 31, 2022 and for the period end from March 11, 2021 to March 31, 2021.

Warrants

The Company evaluates the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, both Public and Private Warrants are classified in stockholders’ equity.

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective on January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. As of March 31, 2022, management does not believe that any recently effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

The 2,875,000 founder shares (for purposes hereof referred to as the “Founder Shares”) include an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Proposed Offering. On December 15, 2021, the underwriters exercised the over-allotment option in full, so there are no Founder Shares subject to forfeiture as of March 31, 2022.

The Sponsor and each Insider agrees that it, he or she shall not (a) Transfer 50% of their Founder Shares until the earlier of (A) six months after the consummation of the Company’s initial Business Combination or (B) the date on which the closing price of the Ordinary Shares equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the Company’s initial Business Combination or (b) Transfer the remaining 50% of their Founder Shares until six months after the date of the consummation of the Company’s initial Business Combination, or earlier in either case, if subsequent to the Company’s initial Business Combination the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their Ordinary Shares for cash, securities or other property (the “Founder Shares Lock-up Period”).

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on December 13, 2021, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. From January 1, 2022 through March 31, 2022 and from March 11, 2021 (inception) through March 31, 2021, the Company incurred $30,000 and nil  in fees for these services respectively.

Sponsor Promissory Note — Related Party

On March 26, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Proposed Offering. The loan repaid as $300,000 allotted to the payment of offering expense. Sponsor promissory note balance were nil and nil as of March 31, 2022 and December 31, 2021 respectively.

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

The underwriters are entitled to a deferred underwriting commission of 2.5% of the gross proceeds of the IPO, or $2,875,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The Company has the deferred underwriting commissions $2,875,000 and $2,875,000 as current liabilities as of March 31, 2022 and December 31, 2021, respectively.

Registration Rights

The holders of the Founder Shares will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Note 7 – Stockholders’ Deficit

Ordinary Shares

The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At March 31, 2022, there were 3,205,000 ordinary shares issued and outstanding, excluding 11,500,000 shares subject to possible redemption. The Sponsor has agreed to forfeit 375,000 ordinary shares to the extent that the over-allotment option is not exercised in full by the underwriters. On December 15, 2021, the underwriters fully exercised the over-allotment option, as such there are no ordinary shares subject to forfeiture. As of March 31, 2021, the Company’s historical stockholders’ equity was retrospectively restated to the first period, the amount of 2,875,000 shares to the Company by the Sponsor for $2,875 at par value $0.0001, with additional paid-in capital $22,125 in April 2021, includes of up to 375,000 shares subject to forfeiture, as over-allotment option is fully exercised by the underwriters.

Public Warrants

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a price of $10.00 per Unit for a total of $115,000,000. The total amount of ordinary shares subject to possible redemption is 11,500,000. Each Unit consists of one ordinary share, one right to acquire one-seventh (1/7) of an ordinary share, and one redeemable warrant (“Public Warrant”) to purchase one-half of one ordinary share at a price of $11.50 per share, subject to adjustment.

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

In addition, if (a) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by our board of directors), (b) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (c) the volume weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the last sales price of the ordinary shares that triggers the Company’s right to redeem the Warrants will be adjusted (to the nearest cent) to be equal to 180% of the Market Value.

Private warrants

The private warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in this offering.

Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/7 of a share of ordinary shares upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/7 of a share underlying each right upon consummation of the business combination. As of March 31, 2022, no rights had been issued.

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

Level 2: Observable inputs other than Level inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2022 and December 31, 2021, assets held in the trust account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Assets March 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$115,010,130	$-	$-

Assets December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$115,000,744	$-	$-

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 13, 2022 the date the financial statement was available to be issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Alpha Star Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to A-Star Management Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2022, we had a net loss of $179,479, which consists of operating costs of $188,865, offset by interest income on marketable securities held in the Trust Account of $9,386.

For the period ended from March 11, 2021 (inception date) to March 31, 2021, we had a net loss as nil, the Company had no operating or administrative activities in this period.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

On December 15, 2021, the Company consummated the IPO of 11,500,000 units (including the exercise of the over-allotment option by the underwriters in the IPO) at $10.00 per unit (the “Public Units”), generating gross proceeds of $115,000,000. Each Unit consists of one ordinary share, one redeemable warrant to purchase one-half (1/2) ordinary share (each a “Warrant”, and, collectively, the “Warrants”), and one right to receive one-seventh (1/7) of an ordinary share upon the consummation of a Business Combination. Simultaneously with the IPO, the Company sold to its Sponsor 330,000 units at $10.00 per unit in a private placement generating total gross proceeds of $3,300,000. Offering costs amounted to $5,669,696 consisting of $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees, and 494,696 of other offering costs. Except for $25,000 of subscription of ordinary shares, the Company received net proceeds of $115,682,250 from the IPO and the private placement.

For the three months ended March 31, 2022, net cash used in operating activities was $199,085. Net loss of $179,479 was consistent with formation and operating costs $188,865 and offset by interest earned on marketable securities held in trust of $9,386. Net cash provided by financing activities was nil.

For the period ended from March 11, 2021 (inception date) to March 31, 2021, net cash used in operating activities was nil. Net cash provided by financing activities was $325,000, which the Company received from the Sponsor on the promissory note of $300,000 for funding the preparation of IPO, and the Sponsor’s subscription for the 2,875,000 ordinary shares at $0.001 par value, for a total of $25,000.

At March 31, 2022, we had marketable securities held in the trust account of $115,010,130. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2022, we had cash of $188,773 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We believe we will need to raise additional funds in order to meet the expenditures required for operating our business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for certain general and administrative services, including office space, utilities and administrative services, provided to the Company. We began incurring these fees on December 15, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

The underwriters are entitled to a deferred fee of two and one-half percent (2.5%) of the gross proceeds of the Initial Public Offering, or $2,875,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our interim condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not party to any legal proceedings as of the filing date of this Form 10-Q.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our annual report on the Form 10K for the fiscal year ended December 31, 2021 under Forward-Looking Statements and Item 1A – Risk Factors, filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Simultaneously with the closing of the Company’s IPO, the Company consummated the private placement (“Private Placement”) with its sponsor, A-Star Management Corp., a British Virgin Islands company (“Sponsor”) for the purchase of 330,000 Units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $3,300,000, pursuant to the Private Placement Unit Purchase Agreement dated December 13, 2021. Each Private Unit purchased by the Sponsor consists of one Shares, one right to receive one-seventh 1/7) of a Share upon the consummation of a business combination and one private placement warrant exercisable to purchase one-half (1/2) of one Share at a price of $10.00 per Share. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

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

Transaction costs related to our IPO amounted to $5,669,696, consisting of $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees and $494,696 of other offering costs. A total of $115,000,000, comprised of $112,700,000 of the proceeds from the IPO (which amount includes up to $2,875,000 of the underwriter’s deferred discount) and $2,300,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account maintained at Wilmington Trust, National Association, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 9 months from the closing of the IPO (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 9 months from the closing of the IPO (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA STAR ACQUISITION CORPORATION

Date: May 13, 2022		/s/ Zhe Zhang
	Name:	Zhe Zhang
	Title:	Chief Executive Officer (Principle Executive Officer)

Date: May 13, 2022		/s/ Guojian Chen
	Name:	Guojian Chen
	Title:	Chief Financial Officer (Principle Financial Officer)