Form 10-Q
period 2022-06-30
Alpha Star Acquisition Corp
filed 2022-08-12
CIK 1865111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of July 22, 2022, there were 14,705,000 ordinary shares, par value of $0.001, issued and outstanding (assuming all of the units issued in our initial public offering completed on December 15, 2021 were split on such date).

ALPHA ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

ALPHA STAR ACQUISITION CORPORATION

BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash in escrow	$175,666	$387,858
Prepaid expense	67,808	142,192
Marketable securities held in trust account	115,173,461	115,000,744
Total current assets	115,416,935	115,530,794

TOTAL ASSETS	$115,416,935	$115,530,794

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$133,939	$52,999
Deferred underwriting commissions	2,875,000	2,875,000
Total current liabilities	3,008,939	2,927,999

TOTAL LIABILITIES	3,008,939	2,927,999

COMMITMENTS AND CONTINCENCIES
Ordinary shares subject to possible redemption, 11,500,000 shares at redemption value of $10.02 and $10.00 per share for June 30, 2022 and December 31, 2021, respectively	115,173,461	115,000,000

Stockholders’ Deficit:
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 3,205,000 and 3,205,000 shares issued and outstanding at June 30, 2022 and December 31, 2021 respectively, excluding 11,500,000 shares subject to possible redemption	3,205	3,205
Additional paid-in capital	-	-
Accumulated deficit	(2,768,670)	(2,400,410)

Total Stockholders’ Equity (Deficit)	(2,765,465)	(2,397,205)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$115,416,935	$115,530,794

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2022 (Unaudited)	For the Three Months Ended June 30, 2021 (Unaudited)	For the Six Months Ended June 30, 2022 (Unaudited)	For the Period from March 11, 2021 (inception) to June 30, 2021 (Unaudited)

Formation and operational costs	$178,656	$11,050	$367,521	$11,050
Loss from operation costs	178,656	11,050	367,521	11,050

Operating income (loss)	(178,656)	(11,050)	(367,521)	(11,050)

Other income (expenses):
Interest income	163,331	-	172,717	-
Other income (loss), net	5	-	5	-
Total other income	163,336	-	172,722	-

Income (loss) before income taxes	(15,320)	(11,050)	(194,799)	(11,050)

Income tax (benefit) expense	-	-	-	-
Net Loss	$(15,320)	$(11,050)	$(194,799)	$(11,050)

Basic and diluted weighted average shares outstanding - ordinary shares subject to redemption	11,500,000	-	11,500,000	-
Basic and diluted net loss per share	$0.00	$-	$(0.01)	$-

Basic and diluted weighted average shares outstanding – Non-redeemable ordinary shares (1)	3,205,000	2,875,000	3,205,000	2,875,000
Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

(1)	Retrospectively restated for the 1 founder share issuance and cancellation; 2,875,000 shares to the Company by the Sponsor for $25,000 in April 2021, including of up to 375,000 shares subject to forfeiture, as over-allotment option was fully exercised by the underwriters.

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the six months ended   June 30, 2022 and the period ended from March 11, 2021 (Inception) to June 30, 2021

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 11, 2021 (inception)	-	$-	$-	$-	$-
Issuance of founder share to Sponsor	1	-	-	-	-
Cancellation of founder Share to Sponsor	(1)	-	-	-	-
Issuance of ordinary shares to Sponsor	2,875,000	2,875	22,125	-	25,000
Net loss	-	-	-	-	-
Balance at March 31, 2021	2,875,000	$2,875	$22,125	$-	$25,000
Net loss	-	-	-	(11,050)	(11,050)
Balance at June 30, 2021	2,875,000	$2,875	$22,125	$(11,050)	$13,950

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	3,205,000	3,205	-	(2,400,410)	(2,397,205)
Net loss	-	-	-	(179,479)	(179,479)
Balance at March 31, 2021	3,205,000	$3,205	$-	$(2,579,889)	$(2,576,684)
Remeasurement to redemption value				(173,461)	(173,461)
Net loss	-	-	-	(15,320)	(15,320)
Balance at June 30, 2022	3,205,000	$3,205	$-	$(2,768,670)	$(2,765,465)

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2022	For the Period from March 11, 2021 (inception) to June 30, 2021
Cash flows from operating activities:
Net loss	$(194,799)	$(11,050)
Adjustments to reconcile net income (loss) to net cash Used in operating activities:
Interest earned in trust account	(172,717)	-
Amortization of prepaid expense	74,384	-
Net Changes in operating assets & liabilities
Deferred offering Cost	-	(110,556)
Accrued offering costs	-	27,925
Accrued expenses	80,940	5,150
Net cash used in operating activities	(212,192)	(88,531)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares to the Sponsor	-	25,000
Proceeds of promissory note from Sponsor	-	300,000
Net cash provided by financing activities	-	325,000

Net decrease (increase) in cash and cash equivalents	(212,192)	236,469

Cash and cash equivalents at beginning of period	387,858	-
Cash and cash equivalents at end of period	$175,666	$236,469

Supplemental disclosure of cash flow information
Deferred offering costs included in accrued offering costs	$-	$27,925
Subsequent measurement of ordinary shares subject to possible redemption	$172,717	$-

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

The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). The Ordinary shares subject to possible redemption, at redemption value of $10.02 and $10.00 per share for June 30, 2022 and December 31, 2021, respectively.

Concurrently with the closing of the IPO, the Company consummated the sale of 330,000 units (the “Private Placement”) at a price of $10.00 per Private Unit in a private placement to A-Star Management Corporation, generating gross proceeds of $3,300,000, which is described in Note 4.

The Trust Account

As of December 15, 2021, a total of $115,682,250 of the net proceeds from the IPO and the Private Placement transaction completed with the Sponsor was deposited in a trust account established for the benefit of the Company’s public stockholders with Wilmington Trust, National Association acting as trustee. The amount exceeding $115,000,000, $682,254, had been transfer to the Company’s escrow cash account as its working capital. At June 30, 2022, the Company had working capital of $109,535, which excludes $115,173,461 of marketable securities held in the trust account and the liability for deferred underwriting commissions of $2,875,000.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had cash $175,666 in its escrow account and working capital of $109,535, which excludes $115,173,461 of marketable securities held in the trust account and the liability for deferred underwriting commissions of $2,875,000.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares and the proceeds from the consummation of the Private Placement not held in the Trust Account to provide working capital needed to identify and seek to consummate a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company related party loans up to $1,500,000. As of June 30, 2022, the Company had no borrowings under the related party loans.

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

Management believes that, on June 30, 2022, the company has insufficient working capital to cover its short term operating needs. The Company has no revenue before the Business Combination. Its business plan is dependent on the completion of a financing transaction and the Company’s cash and working capital as June 30, 2022 are not sufficient to complete its planned activities for the upcoming year. These factors raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statement is issued.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $175,666 and $387,858 cash held in escrow and did not have any cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account respectively.

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $115,173,461 and $115,000,744 of marketable securities held in the trust account as of June 30, 2022 and December 31, 2021, respectively.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. As of December 15, 2021, offering costs amounted to $5,669,696 consisting of $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees, and $494,696 of other offering costs. The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. The Company allocates offering costs between public shares, public rights and public warrants based on the estimated fair values of public shares, public warrants, and public rights at the date of issuance.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) rateably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders.

The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended June 30, 2022 (Unaudited)	For the Three Months Ended June 30, 2021 (Unaudited)	For the Six Months Ended June 30, 2022 (Unaudited)	For the Period from March 11, 2021 (inception) to June 30, 2021 (Unaudited)
Net Loss	$(15,320)	$(11,050)	$(194,799)	$(11,050)
Remeasurement to redemption value	$(172,717)	-	$(172,717)	-
Net loss including accretion of temporary equity to redemption value	$(188,037)	-	$(367,516)	-

	For the Three Months Ended June 30, 2022 (Unaudited)		For the Three Months Ended June 30, 2021 (Unaudited)		For the Six Months Ended June 30, 2022 (Unaudited)		For the Period from March 11, 2021 (inception) to June 30, 2021 (Unaudited)
	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(40,983)	$(147,054)	$(11,050)	$-	$(80,101)	$(287,415)	$(11,050)	$-
Accretion of temporary equity	$-	$172,171	$-	$-	$-	$172,717	$-	$-
Allocation of net income (loss)	$(40,983)	$25,663	$(11,050)	$-	$(80,101)	$(114,698)	$(11,050)	$-

Denominators:
Weighted-average shares outstanding	3,205,000	11,500,000	2,875,000	-	3,205,000	11,500,000	2,875,000	-
Basic and diluted net income (loss) per share	$(0.01)	$0.00	$(0.00)	$-	$(0.02)	$(0.01)	$(0.00)	$-

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified the Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statement. Since the Company was incorporated on March 11, 2021, the evaluation was performed for the period ended June 30, 2022 which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

The provision for income taxes was deemed to be immaterial for six months ended June 30, 2022 and for the period end from March 11, 2021 to June 30, 2021.

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

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective on January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. As of June 30, 2022, management does not believe that any recently effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

The 2,875,000 founder shares (for purposes hereof referred to as the “Founder Shares”) include an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Proposed Offering. On December 15, 2021, the underwriters exercised the over-allotment option in full, so there are no Founder Shares subject to forfeiture as of June 30, 2022.

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on December 13, 2021, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. From six months ended June 30, 2022 and period end from March 11, 2021 (inception) through June 30, 2021, the Company incurred $60,000 and nil in fees for these services respectively. From three months ended June 30, 2022 and 2021, the Company incurred $30,000 and nil in fees for these services respectively.

Sponsor Promissory Note — Related Party

On March 26, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Proposed Offering. The loan repaid as $300,000 allotted to the payment of offering expense. Sponsor promissory note balance were nil and nil as of June 30, 2022 and December 31, 2021 respectively.

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

The underwriters are entitled to a deferred underwriting commission of 2.5% of the gross proceeds of the IPO, or $2,875,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The Company has the deferred underwriting commissions $2,875,000 and $2,875,000 as current liabilities as of June 30, 2022 and December 31, 2021, respectively.

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

Note 7 – Stockholders’ Deficit

Ordinary Shares

The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At June 30, 2022, there were 3,205,000 ordinary shares issued and outstanding, excluding 11,500,000 shares subject to possible redemption. The Sponsor has agreed to forfeit 375,000 ordinary shares to the extent that the over-allotment option is not exercised in full by the underwriters. On December 15, 2021, the underwriters fully exercised the over-allotment option, as such there are no ordinary shares subject to forfeiture. The Company’s historical stockholders’ equity was retrospectively restated to the first period, January 1, 2021, the amount of 2,875,000 shares to the Company by the Sponsor for $2,875 at par value $0.0001, with additional paid-in capital $22,125 in April 2021, includes of up to 375,000 shares subject to forfeiture, as over-allotment option is fully exercised by the underwriters.

Public Warrants

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a price of $10.00 per Unit for a total of $115,000,000. The total amount of ordinary shares subject to possible redemption is 11,500,000. Each Unit consists of one ordinary share, one right to acquire one-seventh (1/7) of an ordinary share, and one redeemable warrant (“Public Warrant”) to purchase one-half of one ordinary share at a price of $11.50 per share, subject to adjustment. As of June 30, 2022 and December 31, 2021, the Company had 11,500,000 public warrants outstanding.

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

Private warrants

The private warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in this offering. As of June 30, 2022 and December 31, 2021, the Company had 330,000 private warrants outstanding.

Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/7 of a share of ordinary shares upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/7 of a share underlying each right upon consummation of the business combination. As of June 30, 2022, no rights had been converted into shares.

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

At June 30, 2022 and December 31, 2021, assets held in the trust account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Assets June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$115,173,461	$-	$-

Assets December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$115,000,744	$-	$-

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 12, 2022 the date the financial statement was available to be issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the six months ended June 30, 2022, we had a net loss of $194,799, which consists of operating costs of $367,521, offset by interest income on marketable securities held in the Trust Account of $172,717 and other income $5.

For the period from March 11, 2021 (inception) to June 30, 2021, we had a net loss as $11,050, the Company had no operating or administrative activities in this period.

For the three months ended June 30, 2022 and 2021, we had a net loss respectively of, $15,320 and $11,050. The operating costs of $178,656 and $11,050, offset by interest income on marketable securities held in the Trust Account of $163,331 and nil, respectively, and other income of $5 and nil, respectively.

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

For the six months ended June 30, 2022, net cash used in operating activities was $212,192. Net loss of $194,799 was consistent with formation and operating costs $155,324 and offset by interest earned on marketable securities held in trust of $172,717. Net cash provided by financing activities was nil.

For the period ended from March 11, 2022 to June 30, 2021, net cash used in operating activities was $88,531. Net cash provided by financing activities was $325,000, which the Company received from the Sponsor on the promissory note of $300,000 for funding the preparation of IPO, and the Sponsor’s subscription for the 2,875,000 ordinary shares at $0.001 par value, for a total of $25,000.

At June 30, 2022, we had marketable securities held in the trust account of $115,173,461. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2022, we had cash of $175,666 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Basic and diluted net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) rateably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders.

The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary share for the periods presented.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our interim condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

ALPHA STAR ACQUISITION CORPORATION

Date: August 12, 2022		/s/ Zhe Zhang
	Name:	Zhe Zhang
	Title:	Chief Executive Officer (Principle Executive Officer)

Date: August 12, 2022		/s/ Guojian Chen
	Name:	Guojian Chen
	Title:	Chief Financial Officer (Principle Financial Officer)