Form 10-Q
period 2022-09-30
Alpha Star Acquisition Corp
filed 2022-11-10
CIK 1865111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of November 9, 2022, there were 14,705,000 ordinary shares, par value of $0.001, issued and outstanding (assuming all of the units issued in our initial public offering completed on December 15, 2021 were split on such date).

ALPHA ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED September 30, 2022

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA STAR ACQUISITION CORPORATION

BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash in escrow	$130,166	$387,858
Prepaid expense	30,000	142,192
Marketable securities held in trust account	116,077,245	115,000,744
Total current assets	116,237,411	115,530,794

TOTAL ASSETS	$116,237,411	$115,530,794

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$155,614	$52,999
Promissory note – related party	383,333	-
Deferred underwriting commissions	2,875,000	2,875,000
Total current liabilities	3,413,947	2,927,999

TOTAL LIABILITIES	3,413,947	2,927,999

COMMITMENTS AND CONTINCENCIES
Ordinary shares subject to possible redemption, 11,500,000 shares at redemption value of $10.09 and $10.00 per share for September 30, 2022 and December 31, 2021, respectively	116,077,245	115,000,000

Stockholders’ Deficit:
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 3,205,000 and 3,205,000 shares issued and outstanding at September 30, 2022 and December 31, 2021 respectively, excluding 11,500,000 shares subject to possible redemption	3,205	3,205
Additional paid-in capital	-	-
Accumulated deficit	(3,256,986)	(2,400,410)

Total Stockholders’ Equity (Deficit)	(3,253,781)	(2,397,205)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$116,237,411	$115,530,794

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Period from March 11, 2021 (inception) to September 30, 2021
Formation and operational costs	$104,983	$800	$472,504	$11,850
Loss from operation costs	104,983	800	472,504	11,850

Operating income (loss)	(104,983)	(800)	(472,504)	(11,850)

Other income (expenses):
Interest realized on marketable securities held in trust account	298,963	-	471,680	-
Unrealized gain on marketable securities held in trust account	221,487		221,487
Other income	-	-	5	-
Total other income	520,450	-	693,172	-

Income (loss) before income taxes	415,467	(800)	220,668	(11,850)

Income tax (benefit) expense	-	-	-	-
Net Income (Loss)	$415,467	$(800)	$220,668	$(11,850)

Basic and diluted weighted average shares outstanding - ordinary shares subject to redemption	11,500,000	-	11,500,000	-
Basic and diluted net income per share	$0.05	$-	$0.04	$-

Basic and diluted weighted average shares outstanding – Non-redeemable ordinary shares (1)	3,205,000	2,875,000	3,205,000	2,875,000
Basic and diluted net loss per share	$(0.03)	$(0.00)	$(0.06)	$(0.00)

(1)	Retrospectively restated for the 1 founder share issuance and cancellation; 2,875,000 shares to the Company by the Sponsor for $25,000 in April 2021, including of up to 375,000 shares subject to forfeiture, as over-allotment option was fully exercised by the underwriters.

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Nine Months Ended September 30, 2022 and the Period Ended from March 11, 2021 (Inception) to September 30, 2021

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 11, 2021 (inception)	-	$-	$-	$-	$-
Issuance of founder share to Sponsor	1	-	-	-	-
Cancellation of founder Share to Sponsor	(1)	-	-	-	-
Issuance of ordinary shares to Sponsor	2,875,000	2,875	22,125	-	25,000
Net loss	-	-	-	-	-
Balance at March 31, 2021	2,875,000	$2,875	$22,125	$-	$25,000
Net loss	-	-	-	(11,050)	(11,050)
Balance at June 30, 2021	2,875,000	$2,875	$22,125	$(11,050)	$13,950
Net loss	-	-	-	(800)	(800)
Balance at September 30, 2021	2,875,000	$2,875	$22,125	$(11,850)	$13,150

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	3,205,000	3,205	-	(2,400,410)	(2,397,205)
Net loss	-	-	-	(179,479)	(179,479)
Balance at March 31, 2021	3,205,000	$3,205	$-	$(2,579,889)	$(2,576,684)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account)	-	-	-	(173,461)	(173,461)
Net loss	-	-	-	(15,320)	(15,320)
Balance at June 30, 2022	3,205,000	$3,205	$-	$(2,768,670)	$(2,765,465)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on trust account)	-	-	-	(520,450)	(520,450)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(383,333)	(383,333)
Net income	-	-	-	415,467	415,467
Balance at September 30, 2022	3,205,000	$3,205	$-	$(3,256,986)	$(3,253,781)

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2022	For the Period from March 11, 2021 (inception) to September 30, 2021
Cash flows from operating activities:
Net income (loss)	$220,668	$(11,850)
Adjustments to reconcile net income (loss) to net cash Used in operating activities:
Interest realized in trust account	(471,680)	-
Unrealized gain in trust account	(221,487)
Amortization of prepaid expense	112,192	-
Net Changes in operating assets & liabilities
Deferred offering Cost	-	(194,306)
Accrued expenses	102,615	-
Net cash used in operating activities	(257,692)	(206,156)

Cash flows from investing activities:
Investment of cash in Trust Account	(383,333)	-
Net cash used by investing activities	(383,333)	-

Cash flows from financing activities:
Proceeds from issuance of ordinary shares to the Sponsor	-	25,000
Proceeds of promissory note from Sponsor	383,333	300,000
Net cash provided by financing activities	383,333	325,000

Net increase (decrease) in cash and cash equivalents	(257,692)	118,844

Cash and cash equivalents at beginning of period	387,858	-
Cash and cash equivalents at end of period	$130,166	$118,844

Supplemental disclosure of cash flow information
Deferred offering costs included in accrued offering costs	$-	$-
Subsequent measurement of ordinary shares subject to possible redemption	$1,076,500	$-

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

UNAUDITED NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

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

The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). The Ordinary shares subject to possible redemption, at redemption value of $10.09 and $10.00 per share for September 30, 2022 and December 31, 2021, respectively.

Concurrently with the closing of the IPO, the Company consummated the sale of 330,000 units (the “Private Placement”) at a price of $10.00 per Private Unit in a private placement to A-Star Management Corporation, generating gross proceeds of $3,300,000, which is described in Note 4.

On September 13, 2022, the Company announced that it has entered into a non-binding letter of intent (“LOI”) for a business combination with Cyclebit Group (the “Cyclebit”). Founded in 2012, Cyclebit is a global payments and SaaS provider. Its core products include card acquiring, point-of-sale (POS) services and marketplace solutions. Under the terms of the LOI, the Company and Cyclebit would become a combined entity, with the Cyclebit’s existing equity holders rolling 100% of their equity into the combined public company. The Company expects to announce additional details regarding the proposed business combination when a definitive agreement is executed, which is expected in the fourth quarter of 2022. No assurance can be made that the parties will successfully negotiate and enter into a definitive agreement, or that the proposed transaction will be consummated on the terms or time frame currently contemplated, or at all. Any transaction would be subject to board an equity holder approval of both companies, regulatory approvals and other customary conditions.

The Trust Account

As of December 15, 2021, a total of $115,682,250 of the net proceeds from the IPO and the Private Placement transaction completed with the Sponsor was deposited in a trust account established for the benefit of the Company’s public stockholders with Wilmington Trust, National Association acting as trustee. The amount exceeding $115,000,000, $682,254, had been transfer to the Company’s escrow cash account as its working capital. At September 30, 2022, the Company had working capital deficiencies of $378,781, which excludes $116,077,245 of marketable securities held in the trust account and the liability for deferred underwriting commissions of $2,875,000.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had cash $130,166 in its escrow account and working capital deficiencies of $378,781, which excludes $116,077,245 of marketable securities held in the trust account and the liability for deferred underwriting commissions of $2,875,000.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares and the proceeds from the consummation of the Private Placement not held in the Trust Account to provide working capital needed to identify and seek to consummate a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company related party loans up to $1,500,000. As of September 30, 2022, the Company had no convertible loan payable balance.

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

Management believes that, on September 30, 2022, the Company will has insufficient working capital to cover its short-term operating needs. The Company only has interest income earned from the investment held in trust and restricted to use before the Business Combination. Its business plan is dependent on the completion of a financing transaction and the Company’s cash and working capital as of September 30, 2022 are not sufficient to complete its planned activities for the upcoming year. As the Company in order to extend the time to conclude the business combination, the Company was requiring to pay the transaction costs and extension fees and deposit into the trust account. The capital funding will be provided by the sponsor as promissory notes. The deposit amount is $383,333 and require to pay by monthly. The Promissory note that the Company and the Sponsor entered during the third quarter with the maximum principal $1,000,000. There is going concern issues that the Company will not have sufficient liquidity to meet its probable cash needs over the next 12 months. These factors raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statement is issued.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $130,166 and $387,858 cash held in escrow and did not have any cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account respectively.

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned and unrealized gain on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $116,077,245 and $115,000,744 of marketable securities held in the trust account, and have no claim to withdraw or distribute any funds from the trust account as of September 30, 2022 and December 31, 2021, respectively.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit if additional paid in capital equals to zero. The interest earned by the marketable security held in trust, and the extension fee invest into the marketable security held in trust, were also recognizes in redemption value against additional paid-in capital and accumulated deficit immediately. The proceeds on the deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) will be used to fund the redemption of the public shares.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to the short-term nature.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) rateably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders.

The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Period from March 11, 2021 (inception) to September 30, 2021
Net income (Loss)	$415,467	$(800)	$220,668	$(11,850)
Remeasurement to redemption value – interest income earned	(520,450)		(693,167)
Remeasurement to redemption value – extension fee	(383,333)	-	(383,333)	-
Net loss including accretion of temporary equity to redemption value	$(488,316)	-	$(855,832)	-

	For the Three Months Ended September 30, 2022 (Unaudited)		For the Three Months Ended September 30, 2021 (Unaudited)		For the Nine Months Ended September 30, 2022 (Unaudited)		For the Period from March 11, 2021 (inception) to September 30, 2021 (Unaudited)
	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(106,430)	$(381,886)	$(800)	$-	$(186,531)	$(669,531)	$(11,850)	$-
Accretion of extension fee	-	383,333	-	-	-	383,333	-	-
Accretion of temporary equity- interest income earned	-	520,450	-	-	-	693,167	-	-
Allocation of net income (loss)	$(106,430)	$521,897	$(800)	$-	$(186,531)	$407,199	$(11,850)	$-
Denominators:
Weighted-average shares outstanding	3,205,000	11,500,000	2,875,000	-	3,205,000	11,500,000	2,875,000	-
Basic and diluted net income (loss) per share	$(0.03)	$0.05	$(0.00)	$-	$(0.06)	$0.04	$(0.00)	$-

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified the Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statement. Since the Company was incorporated on March 11, 2021, the evaluation was performed for the period ended September 30, 2022 which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act (the “IR Act”) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes parent or affiliate to the Company and the Company may become a “covered corporation” as a listed Company in Nasdaq. The management team has evaluated the IR Act as of September 30, 2022 and does not believe it would have a material effect on the Company, and will continue to evaluate its impact.

The provision for income taxes was deemed to be immaterial for nine months ended September 30, 2022 and for the period end from March 11, 2021 to September 30, 2021.

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

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the fiscal years beginning after December 15, 2023, and interim periods within those fiscal year for smaller reporting companies. As of September 30, 2022, management does not believe that any recently effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 – Initial Public Offering

On December 15, 2021, the Company consummated the initial public offering and sale of 11,500,000 units (including the issuance of 1,500,000 units as a result of the underwriters’ fully exercise of the over-allotment) at a price of $10.00 per Unit, generating gross proceeds of $115,000,000. Each Unit consists of one ordinary share, one redeemable warrant (each a “Warrant”, and, collectively, the “Warrants”), and one right to receive one-seventh (1/7) of an ordinary share upon the consummation of a Business Combination. Each two redeemable warrants entitle the holder thereof to purchase one ordinary share, and each seven rights entitle the holder thereof to receive one ordinary share at the closing of a Business Combination. No fractional shares were issued upon separation of the Units, and only whole Warrants will trade.

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

The 2,875,000 founder shares (for purposes hereof referred to as the “Founder Shares”) include an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Proposed Offering. On December 15, 2021, the underwriters exercised the over-allotment option in full, so there are no Founder Shares subject to forfeiture as of September 30, 2022.

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on December 13, 2021, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. From nine months ended September 30, 2022 and period end from March 11, 2021 (inception) through September 30, 2021, the Company incurred $90,000 and nil in fees for these services respectively. For three months ended September 30, 2022 and 2021, the Company incurred $30,000 and nil in fees for these services respectively.

Sponsor Promissory Note — Related Party

On March 26, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Proposed Offering. The loan was repaid as $300,000 allotted to the payment of offering expense during the consummation of the Proposed Offering as of December 15, 2021.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 ordinary shares, 150,000 rights and 150,000 warrants to purchase 75,000 shares if $1,500,000 of notes were so converted) at the option of the lender. The units would be identical to the placement units issued to the initial holder. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. The convertible loans from Sponsor balances were nil as of September 30, 2022 and December 31, 2021.

On September 13, 2022, the Company issued a promissory note (the “Note”) in the principal amount of up to $1,000,000 to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $1,000,000 to pay the extension fee and transaction cost. On September 13, 2022, the Company requested to draw the funds of $383,333 and deposited it into the trust account to extend the period of time the Company has to consummate a business combination by one month to October 15, 2022. The $383,333 extension fee represents approximately $0.033 per public share. The Notes bear no interest and are repayable in full upon the earlier of (a) September 15, 2023 or (b) the date of the consummation of the Company’s initial business combination. The Note have no conversion feature, and no collateral. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The Sponsor waives any and all right, title, interest or claim of any kind in or to any distribution of or from the trust account, and agrees not to seek resources, reimbursement, payment or satisfaction for any claim against the trust account for any reason whatsoever. Sponsor promissory note balances were 383,333 and nil as of September 30, 2022 and December 31, 2021 respectively.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements. The management will continuously evaluate the effect to the Company.

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

The underwriters are entitled to a deferred underwriting commission of 2.5% of the gross proceeds of the IPO, or $2,875,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The Company has the deferred underwriting commissions $2,875,000 and $2,875,000 as current liabilities as of September 30, 2022 and December 31, 2021, respectively.

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

Note 7 – Stockholders’ Deficit

Ordinary Shares

The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At September 30, 2022, there were 3,205,000 ordinary shares issued and outstanding, excluding 11,500,000 shares subject to possible redemption. The Sponsor has agreed to forfeit 375,000 ordinary shares to the extent that the over-allotment option is not exercised in full by the underwriters. On December 15, 2021, the underwriters fully exercised the over-allotment option, as such there are no ordinary shares subject to forfeiture. The Company’s historical stockholders’ equity was retrospectively restated to the first period, January 1, 2021, the amount of 2,875,000 shares to the Company by the Sponsor for $2,875 at par value $0.0001, with additional paid-in capital $22,125 in April 2021, includes of up to 375,000 shares subject to forfeiture, as over-allotment option is fully exercised by the underwriters.

Public Warrants

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a price of $10.00 per Unit for a total of $115,000,000. The total amount of ordinary shares subject to possible redemption is 11,500,000. Each Unit consists of one ordinary share, one right to acquire one-seventh (1/7) of an ordinary share, and one redeemable warrant (“Public Warrant”) to purchase one-half of one ordinary share at a price of $11.50 per share, subject to adjustment. As of September 30, 2022 and December 31, 2021, the Company had 11,500,000 public warrants outstanding.

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

Private warrants

The private warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in this offering. As of September 30, 2022 and December 31, 2021, the Company had 330,000 private warrants outstanding.

Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/7 of a share of ordinary shares upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/7 of a share underlying each right upon consummation of the business combination. As of September 30, 2022, no rights had been converted into shares.

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

At September 30, 2022 and December 31, 2021, assets held in the trust account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Assets September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$116,077,245	$-	$-

Assets December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$115,000,744	$-	$-

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements was available to be issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement other than the following:

On October 14, 2022, Company issued a press release announcing that the Company has deposited into the Company’s trust account (the “Trust Account”) an aggregate of $383,333, representing $0.033 per public share of the Company, in order to extend the period of time the Company has to consummate a business combination by one month to November 15, 2022.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the nine months ended September 30, 2022, we had a net income of $220,668, which consists of operating costs of $472,504, offset by interest income on marketable securities held in the Trust Account of $693,167 and other income $5.

For the period from March 11, 2021 (inception) to September 30, 2021, we had a net loss as $11,850, which consist with the operating cost of $11,850.

For the three months ended September 30, 2022 and 2021, we had a net income and net loss respectively of, $415,467 and $800. The operating costs of $104,983 and $800, offset by interest income on marketable securities held in the Trust Account of $520,450 and nil, respectively.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $257,692. Net income of $220,668 was consistent with formation and operating costs $472,504 and offset by interest earned on marketable securities held in trust of $693,167 and other income $5. Net cash provided by financing activities was $383,333 from the proceeds of sponsor promissory note. Net cash used by investing activities is $383,333 to invest the cash into the marketable security held in trust account.

For the period ended from March 11, 2021 to September 30, 2021, net cash used in operating activities was $206,156. Net cash provided by financing activities was $325,000, which the Company received from the Sponsor on the promissory note of $300,000 for funding the preparation of IPO, and the Sponsor’s subscription for the 2,875,000 ordinary shares at $0.001 par value, for a total of $25,000.

At September 30, 2022, we had marketable securities held in the trust account of $116,077,245. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2022, we had cash of $130,166 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. If we complete a Business Combination, we may repay such notes out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such notes, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of notes may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Units. The Sponsor convertible loan payable for this Working Capital Loans is nil as of September 30, 2022 and December 31, 2021.

On September 13, 2022, the Company issued a promissory note (the “Note”) in the principal amount of up to $1,000,000 to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $1,000,000 to pay the extension fee and transaction cost. On September 13, 2022, the Company requested to draw the funds of $383,333 and deposited it into the trust account to extend the period of time the Company has to consummate a business combination by one month to October 15, 2022. The $383,333 extension fee represents approximately $0.033 per public share. The Notes bear no interest and are repayable in full upon the earlier of (a) September 15, 2023 or (b) the date of the consummation of the Company’s initial business combination. The Note have no conversion feature., and no collateral. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Sponsor promissory note balances were 383,333 and nil as of September 30, 2022 and December 31, 2021 respectively.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Basic and diluted net income (loss) per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) rateably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders.

The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary share for the periods presented.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our interim condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ALPHA STAR ACQUISITION CORPORATION

Date: November 10, 2022		/s/ Zhe Zhang
	Name:	Zhe Zhang
	Title:	Chief Executive Officer (Principle Executive Officer)

Date: November 10, 2022		/s/ Guojian Chen
	Name:	Guojian Chen
	Title:	Chief Financial Officer (Principle Financial Officer)