Form 10-K
period 2022-12-31
Alpha Star Acquisition Corp
filed 2023-03-31
CIK 1865111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Issuer’s telephone number, including area code: (212) 837 7977

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

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None.

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

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The number of shares and aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter were 11,500,000 and $114,195,000 respectively.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock (ordinary shares), as of the latest practicable date: On March 30, 2023, there were 14,705,000 ordinary shares outstanding of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

None.

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

At December 31, 2022, the Company had working capital deficit of $1,643,890, which exclude amount of $118,228,816 for marketable security held in trust account in current asset, and amount of $2,875,000 for deferred underwriting commission in current liability.

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

Recent Developments

We entered into a non-binding letter of intent (“LOI”) for a business combination with Cyclebit Group (the “Cyclebit”). Founded in 2012, Cyclebit is a global payments and SaaS provider. Its core products include card acquiring, point-of-sale (POS) services and marketplace solutions. Under the terms of the LOI, the Company and Cyclebit would become a combined entity, with the Cyclebit’s existing equityholders rolling 100% of their equity into the combined public company. The Company expects to announce additional details regarding the proposed business combination when a definitive agreement is executed. No assurances can be made that the parties will successfully negotiate and enter into a definitive agreement, or that the proposed transaction will be consummated on the terms or timeframe currently contemplated, or at all. Any transaction would be subject to board and equityholder approval of both companies, regulatory approvals and other customary conditions.

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

Since September 15, 2022, we have started to make the monthly extension by depositing the monthly extension fee of $383,332 into the trust account and we plan to make further monthly extension for a total of up to 21 months as needed to complete the initial business combination.

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

As of December 31, 2022, there were 14,705,000 ordinary shares issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law. Unless specified in the Companies Law, our amended and restated memorandum and articles of association or applicable stock exchange rules, the affirmative vote of a majority of our ordinary shares that are voted is required to approve any such matter voted on by our shareholders.

As of December 31, 2022, there are warrants outstanding to acquire and aggregate of 5,750,000 ordinary shares. We will not be obligated to deliver any ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to our satisfying our obligations described below with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the ordinary share underlying such unit.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Unlike other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and private placement shares held by them, as well as any public shares purchased during or after this offering, in favor of our initial business combination. We expect that our sponsor and its permitted transferees will own approximately 21.88% of our issued and outstanding ordinary shares at the time of any such shareholder vote (assuming it does not purchase units in this offering, and taking into account ownership of the private placement units). As a result, in addition to our initial shareholder’s founder shares, we would need only 4,147,501 or approximately 36.06% of the 11,500,000 public shares sold in this offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

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

At December 31, 2022, we had approximately $110,991 in cash. We have incurred and we expect to continue to incur significant costs in pursuit of a business combination. Further, we have until September 15, 2023 with extension to consummate a business combination, and it is uncertain that we will be able to consummate a business combination by that date. If a business combination is not consummated by that date, we will commence a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date of our financial statements included in this report. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The fact that our sponsor is, is controlled by, and has substantial ties with a non-U.S. person could impact our ability to complete our initial business combination.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government agency such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Our sponsor, A-Star Management Corp., is controlled by our Chairman and Chief Executive Officer Zhe Zhang, who is a Chinese citizen. Our sponsor will own approximately 21.88% of the outstanding shares of us after we complete the initial public offering. Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS review was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our initial business combination with any potential target company falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete its initial business combination (9 months, or up to 21 months, if we extend the time to complete a business combination as described in this prospectus), our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive the cash held in the trust account, and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Item 3. Legal Proceedings

As of December 31, 2022, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

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

Stockholders of Record

At December 31, 2022 there were 11,830,000 of our units issued and outstanding by stockholders of record. Assuming all units have been separated into ordinary shares, rights and warrants, at December 31, 2021, there were 14,705,000 ordinary shares issued and outstanding by stockholders of record, there were 11,830,000 of our rights issued and outstanding by stockholders of record, and there were 11,830,000 warrants issued and outstanding by stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of any of our securities whose securities are held in the names of various security brokers, dealers, and registered clearing agencies.

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

For the year ended December 31, 2022, net cash used in operating activities was $276,867. At December 31, 2022, the Company had working capital deficit as $1,643,890, which exclude amount of $118,228,816 for marketable security held in trust account in current asset, and amount of $2,875,000 for deferred underwriting commission in current liability.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination after the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2022, we had a net income of $1,107,130 which consisted of formation and operational costs of $587,614, interest income on marketable securities held in the trust account of $1,312,585, other income of $5 and unrealized gain on marketable securities held in trust account of $382,154. The formation and operational costs mainly consisted with administrative expenses to the sponsor, insurance expenses and professional expense. The other income and unrealized gain on marketable securities are consist with mainly tax-exempt interest income.

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

For the year ended December 31, 2022, net cash used in operating activities was $276,867. Net income of $1,107,130 was impacted by formation and operational costs of $587,614, interest earned on investments of $1,312,585 and unrealized gain on marketable securities held in trust account of $382,154.

At December 31, 2022, we had investments held in the Trust Account of $118,228,816. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2022, we had cash of $110,991 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On September 13, 2022, the Company issued a promissory note (the “Note”) in the principal amount of up to $1,000,000 to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $1,000,000 to pay the extension fee and transaction cost. The Notes bear no interest and are repayable in full upon the earlier of (a) September 15, 2023 or (b) the date of the consummation of the Company’s initial business combination. On December 13, 2022, the Company issued a second promissory note (the “Second Note”) in the principal amount of up to $1,300,000 to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $1,300,000 to pay the extension fee and transaction cost. Notes bear no interest and are repayable in full upon the earlier of (a) December 31, 2023 or (b) the date of the consummation of the Company’s initial business combination. The Notes have no conversion feature and no collateral. On March 13, 2023, the Company issued a third promissory note (the “Third Note”) in the principal amount of up to $2,500,000 to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $2,500,000 to pay the extension fee and transaction cost. Notes bear no interest and are repayable in full upon the earlier of (a) December 31, 2023 or (b) the date of the consummation of the Company’s initial business combination. The Notes have no conversion feature and no collateral. The issuance of the Notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Sponsor promissory notes balances were $1,533,332 and nil as of December 31, 2022 and December 31, 2021 respectively.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrants

The Company evaluates the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, both Public and Private Warrants are classified in stockholders’ equity as of December 31, 2022 and 2021.

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

The calculation of diluted net income (loss) per ordinary shares and related weighted average of the ordinary shares does not consider the effect of the warrants and rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate, and the rights are exercisable to convert 1,690,000 shares of ordinary shares in the aggregate. As of December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company other than above. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary shares for the periods presented.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our interim condensed financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers are as follows:

Name	Age	Title
Zhe Zhang	48	Chairman, Chief Executive Officer and Director
Guojian Chen	30	Chief Financial Officer and Director
Patrick Swint	55	Director
Xiaofeng Zhou	41	Director
Huei-Ching Huang	55	Director

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

Patrick Swint serves as an independent director since October 2022. Major Patrick J. Swint has served as a Board Member at Roberts & Ryan, a Service Disabled Veteran Owned Broker Dealer (SDVO) based in New York City, since December 2020. He founded and served as CEO of Knightsbridge Ventures in August 2017, a Registered Investment Advisor to syndicate capital from US Accredited investors to co-invest in European private equity and real estate with European family offices. Mr. Swint is the founder and current CEO of Salsa Properties LLC, a property development and real estate portfolio management company with over 20-year history. Mr. Swint has previously worked for Drexel Hamilton and Academy Securities, the top New York City SDVO Broker Dealers, in investment banking, specifically capital raising and M&A. He performed an internship in International Treasury with FMC corporation in Philadelphia whilst studying for his FINRA series 7 and 79 examinations in the Wall Street War Fighters Program in Philadelphia in 2012. He is retired from a successful civilian career in orthopedic surgery for 12 years. Major Swint is retired from a military career spanning 21 years during which he served as a medic in the US Army Special Forces, as a Detachment Medic for a counter-drug Special Operations Detachment, and as an Orthopedic Surgery Consultant in the US Air Force. Major Swint was recognized for his career of military service by a Resolution of the Texas Senate in 2011 and was awarded an Admiral’s Commission in the Texas Navy in 2014 (Texas’ highest civilian award) by the then Governor of Texas Rick Perry. Mr. Swint received a BA from the University of Texas at Austin in Political Science/Latin American Studies in 1993, a BS of Physician Assistant Studies from the UT Health Sciences Center San Antonio in 1996, a Medical Degree (MS) from the University of Nebraska Medical Center (Summa Cum Laude) in 1999 and an MBA from the University of Chicago Booth School of Business in Private Equity Finance in 2016. He has passed the FINRA Series 7, 63, 65 and 79 examinations. He is a member of the Urban Land Institute (ULI) and a Member of the UK Chartered Institute For Securities and Investments (CISI). Mr. Swint was granted the City of London Freedom in 2016. Mr. Swint is currently a Freeman of the City of London International Bankers Livery Company, a Freeman of the City of London Guild of Investment Managers, a Freeman of the Society of Apothecaries Livery, and a Founding Freeman of the City of London Guild of Entrepreneurs. He is an active member in London of the Royal Automobile Club, the Royal Air Force Club, the City Livery Club and the Special Forces Club. Mr. Swint is a Life Member of the University of Texas Alumni Association and the US Army Special Forces Association. Mr. Swint recently founded the Excalibur Foundation to support the transition of severely disabled Special Operations Veterans in the United Kingdom into finance and entrepreneurial roles.

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

Director Independence

The NASDAQ listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We currently have three “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules prior to completion of our initial public offering. Our board has determined that each of Messrs. Xiaofeng Zhou, Swint and Huei-Ching (Tina) Huang are independent directors under applicable SEC and NASDAQ rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

The members of our audit committee are Messrs. Xiaofeng Zhou, Patrick Swint and Huei-Ching (Tina) Huang. Ms. Huang serves as chairman of the audit committee. Each member of the audit committee is financially literated and our Board of Directors has determined that Ms. Huang qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The members of our Compensation Committee are Messrs. Xiaofeng Zhou, Patrick Swint and Huei-Ching (Tina) Huang. Ms. Zhou serves as chairman of the compensation committee.

The members of our Nominating Committee are Messrs. Xiaofeng Zhou, Patrick Swint and Huei-Ching (Tina) Huang. Ms. Huang serves as chairman of the Nomination committee.

Item 11. EXECUTIVE COMPENSATION.

No executive officer has received any cash compensation for services rendered to us during the year ended December 31, 2022.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our shares of ordinary shares as of December 31, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of ordinary shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect beneficial ownership of the warrants and rights included in the units offered in our initial public offering or purchased by our sponsor in connection with our initial public offering as these warrants are not exercisable and these rights are not convertible within 60 days of December 31, 2022 or the date of this Form 10-K.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(3)	Approximate Percentage of Outstanding Shares(3)
A-Star Management Corporation(2)	3,205,000	21.88%
Zhe Zhang(2)	3,205,000	21.88%
Guojian Chen(4)	—	—
Konstantin A. Sokolov(4)	—	—
Xiaofeng Zhou(4)	—	—
Huei-Ching Huang(4)	—	—
Steven Markscheid(4)	—	—
All directors and officers as a group (6 individuals)	3,205,000	21.88%

5% or greater beneficial owners
Lighthouse Investment Partners, LLC(5)	1,004,081	8.73%
Weiss Asset Management LP(6)	860,000	5.85%
Saba Capital Management, L.P.(7)	769,511	5.2%
Mizuho Financial Group, Inc.(8)	1,027,250	7%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is 80 Broad Street, 5th Floor, New York, New York 10004.

(2)	Represents 2,875,000 founder ordinary shares and 330,000 private placement ordinary shares held by A-Star Management Corporation, our sponsor. Mr. Zhe Zhang, our Chairman and Chief Executive Officer, is the sole director of our sponsor, have voting and dispositive power of the ordinary shares. The address for our sponsor is Craigmuir Chambers, PO Box 71, Road Town, Tortola, VG 1110 British Virgin Islands.

(3)	Based upon 14,705,000 ordinary shares outstanding. Includes the 330,000 private placement units (and the component parts) purchased by our sponsor simultaneously with the consummation of our initial public offering.

(4)	Such individual does not beneficially own any of our ordinary shares. However, such individual has a pecuniary interest in our ordinary shares through his ownership of shares of our sponsor.

(5)	Based on information contained in a Schedule 13G/A filed on February 14, 2023.

(6)	Based on information contained in the Schedule 13G filed on February 7, 2022 by Weiss Asset Management, WAM GP, and Andrew Weiss. Each reporting person has shared power to vote 860,000 ordinary shares and shared the power to dispose of 860,000 shares. The business address for each reporting person is 222 Berkeley St., 16th Floor, Boston, Massachusetts 02116.

(7)	Based on information contained in the Schedule 13G/A filed on February 14, 2023.

(8)	Based on information contained in the Schedule 13G filed on February 14, 2023.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2022, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements,

Item 13. Certain Relationships, and Related Transactions and Director Independence

Certain Relationships and Related Transactions

April 6, 2021, our sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.01 per share. Our sponsor owns approximately 21.88% of our issued and outstanding ordinary shares as of December 31, 2022.

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

Our sponsor has agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. As of the date of closing our initial public offering, we had borrowed $300,000 under the promissory note with our sponsor. These loans are non-interest bearing, unsecured and were originally due and payable in connection with our public offering (December 15, 2021). The loan repaid as $300,000 allotted to the payment of offering expense. On September 13, 2022, the Company issued a promissory note (the “Note”) in the principal amount of up to $1,000,000 to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $1,000,000 to pay the extension fee and transaction cost. On September 13, 2022, the Company requested to draw the funds of $383,333 and deposited it into the trust account to extend the period of time the Company has to consummate a business combination by one month to October 15, 2022. The $383,333 extension fee represents approximately $0.033 per public share. The Notes bear no interest and are repayable in full upon the earlier of (a) September 15, 2023 or (b) the date of the consummation of the Company’s initial business combination. The Note have no conversion feature., and no collateral. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. On December 13, 2022, the Company issued a promissory note (the “Second Note”) in the principal amount of up to $1,300,000 to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $1,300,000 to pay the extension fee and transaction cost. The Note bears no interest and are repayable in full upon the earlier of (a) December 31, 2023 or (b) the date of the consummation of the Company’s initial business combination. Sponsor promissory note balances were 1,533,332 and nil as of December 31, 2022 and December 31, 2021 respectively.

On March 13, 2023, the Company issued a promissory note (the “Third Note”) in the principal amount of up to $2,500,000 to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $2,500,000 to pay the extension fee and transaction cost. The Note bears no interest and are repayable in full upon the earlier of (a) December 31, 2023 or (b) the date of the consummation of the Company’s initial business combination.

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

The NASDAQ listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We currently have three “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules prior to completion of our initial public offering. Our board has determined that each of Messrs. Xiaofeng Zhou, Patrick Swint and Huei-Ching (Tina) Huang are independent directors under applicable SEC and NASDAQ rules.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to UHY LLP, or UHY, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K and Form S-1 for the respective periods and other required filings with the SEC for the year ended December 31, 2022 is $81,375 in total. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay UHY for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022.

Tax Fees. We did not pay UHY for tax planning and tax advice for the year ended December 31, 2022.

All Other Fees. We did not pay UHY for other services for the year ended December 31, 2022.

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

(1)	The Financial statements listed on the Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Alpha Star Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alpha Star Acquisition Corporation (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows as of December 31, 2022 and for the period from March 11, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022, and for the period from March 11, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, its business plan is dependent on the completion of a financing transaction and the Company’s cash and working capital are not sufficient to complete its planned activities for one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2021.

Irvine, California

March 30, 2023

Alpha Star Acquisition Corporation

Balance Sheets

	As of December 31,	As of December 31,
	2022	2021
Assets
Current assets:
Cash in escrow	$110,991	$387,858
Prepaid expenses	-	142,192
Marketable securities held in trust account	118,228,816	115,000,744
Total current assets	118,339,807	115,530,794

Total assets	$118,339,807	$115,530,794

Liabilities and stockholders’ deficit
Current liabilities:
Accrued expenses	$199,852	$52,999
Promissory note - related party	1,533,332	-
Due to Directors	21,697	-
Deferred underwriting commissions	2,875,000	2,875,000
Total current liabilities	4,629,881	2,927,999

Total liabilities	4,629,881	2,927,999

Commitments and contingencies
Ordinary shares subject to possible redemption, 11,500,000 and 11,500,000 shares at redemption value of $10.28 and $10.00 per share as of December 31, 2022 and 2021, respectively	118,228,816	115,000,000

Stockholders’ equity (deficit):
Ordinary shares, par value $0.001, authorized 50,000,000 shares; 3,205,000 shares issued and outstanding at December 31, 2021, excluding 11,500,000 shares subject to possible redemption	3,205	3,205
Additional paid-in capital	-	–
Accumulated deficit	(4,522,095)	(2,400,410)
Total stockholders’ deficit	(4,518,890)	(2,397,205)
Total liabilities and stockholders’ deficit	$118,339,807	$115,530,794

The accompanying notes are an integral part of the financial statements.

Alpha Star Acquisition Corporation

Statements of Operations

	For the Year Ended December 31, 2022	For the period from March 11, 2021 (inception) to December 31, 2021
Formation and operational costs	$587,614	$53,258
Loss from operation costs	587,614	53,258

Other income
Interest earned on marketable securities held in trust account	1,312,585	749
Other income	5	-
Unrealized gain on marketable securities held in trust account	382,154	-
Total other income	1,694,744	749

Income (loss) before income taxes	1,107,130	(52,509)

Income tax expense	-	-
Net income (loss)	$1,107,130	$(52,509)

Basic and diluted weighted average shares outstanding - ordinary shares subject to redemption	11,500,000	660,473
Basic and diluted net income per share	$0.14	$24.46

Basic and diluted weighted average shares outstanding - non redeemable ordinary shares(1)	3,205,000	2,893,953
Basic and diluted net loss per share	$(0.14)	$(5.60)

(1)	Retrospectively restated for the 1 founder share issuance and cancellation; 2,875,000 shares to the Company by the Sponsor for $25,000 in April 2021, including of up to 375,000 shares subject to forfeiture, as over-allotment option was fully exercised by the underwriters.

Alpha Star Acquisition Corporation

Statements of Stockholders’ Deficit

For the year ended December 31, 2022 and the period ended from March 11, 2021 (inception) to December 31, 2021

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	3,205,000	$3,205	$-	$(2,400,410)	$(2,397,205)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on trust account)	-	-	-	$(1,695,483)	(1,695,483)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	$(1,533,332)	(1,533,332)
Net income	-	-	-	$1,107,130	1,107,130
Balance at December 31, 2022	3,205,000	$3,205	$-	$(4,522,095)	$(4,518,890)

			Additional		Total
	Ordinary shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balance at March 11, 2021 (inception)	-	$-	$-	$-	$-
Issuance of founder shares to sponsor	2,875,000	2,875	22,125	-	25,000
Sales of ordinary shares and over-allotment	11,500,000	11,500	114,988,500	-	115,000,000
Underwriters’ compensation	-	-	(5,175,000)	-	(5,175,000)
Offering costs	-	-	(494,696)	-	(494,696)
Sale of shares to sponsor in private placement	330,000	330	3,299,670	-	3,300,000
Ordinary shares subject to possible redemption	(11,500,000)	(11,500)	(100,066,549)	-	(100,078,049)
Allocation of offering costs related to redeemable shares	-	-	4,934,018	-	4,934,018
Accretion for redeemable shares to redemption value			(17,508,069)	(2,347,901)	(19,855,970)
Net loss	-	-	-	(52,509)	(52,509)
Balance at December 31, 2021	3,205,000	$3,205	-	(2,400,410)	$(2,397,205)

The accompanying notes are an integral part of the financial statements.

Alpha Star Acquisition Corporation

Statements of Cash Flows

	For the year ended December 31, 2022	For the period from March 11, 2021 (inception) to December 31, 2021
Cash flows from operating activities:
Net income (loss)	$1,107,130	$(52,509)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned in trust account	(1,312,585)	(749)
Unrealized gain in trust account	(382,154)	-
Amortization of prepaid expense	142,192	7,808
Net changes in operating assets & liabilities:
Prepaid expenses	-	(150,000)
Accrued expenses	146,853	52,999
Due to Director	21,697	-
Net cash used in operating activities	(276,867)	(142,451)

Cash flows from investing activities:
Investment of cash in trust account	(1,533,332)	(115,000,000)
Net cash used in investing activities	(1,533,332)	(115,000,000)

Cash flows from financing activities:
Proceeds from issuance of founder shares to sponsor	-	25,000
Proceeds from sponsor loan	1,533,332	300,000
Payment of sponsor loan	-	(300,000)
Proceeds from sale of private placement unit	-	3,300,000
Proceeds from sale of units	-	115,000,000
Payment of offering costs	-	(2,794,691)
Net cash provided by financing activities	1,533,332	115,530,309

Net increase in cash and cash equivalents	(276,867)	387,858
Cash and cash equivalents at beginning of period	387,858	–
Cash and cash equivalents at end of period	$110,991	$387,858

Supplemental disclosure of non-cash investing and financing Activities:
Defer underwiring compensation	$-	$2,875,000
Ordinary stock subject to possible redemption	$-	$100,078,049
Reclassification of offering costs related to public shares	$-	$(4,934,018)
Subsequent measurement of ordinary shares subject to redemption against additional paid-in-capital (“APIC”) and accumulated deficit	$3,228,815	$19,855,970

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

The Company’s sponsor is A-Star Management Corporation, a British Virgin Islands incorporated company (the “Sponsor”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate   non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (“IPO”).

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

On September 13, 2022, the Company announced that it has entered into a non-binding letter of intent (“LOI”) for a business combination with Cyclebit Group (the “Cyclebit”). Founded in 2012, Cyclebit is a global payments and SaaS provider. Its core products include card acquiring, point-of-sale (POS) services and marketplace solutions. Under the terms of the LOI, the Company and Cyclebit would become a combined entity, with the Cyclebit’s existing equity holders rolling 100% of their equity into the combined public company. No assurance can be made that the parties will successfully negotiate and enter into a definitive agreement, or that the proposed transaction will be consummated on the terms or time frame currently contemplated, or at all. Any transaction would be subject to board and equity holder approval of both companies, regulatory approvals and other customary conditions.

The Trust Account

As of December 15, 2021, a total of $115,682,250 of the net proceeds from the IPO and the Private Placement transaction completed with the Sponsor was deposited in a trust account established for the benefit of the Company’s public shareholders with Wilmington Trust, National Association acting as trustee. The amount exceeding $115,000,000, $682,254 had been transfer to the Company’s escrow cash account as its working capital. At December 31, 2022, the Company had working capital deficit as $1,643,890, which excluded amount of $118,228,816 for marketable security held in trust account in current asset, and amount of $2,875,000 for deferred underwriting commission in current liability.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had cash $110,991 in its escrow account, and working capital deficit as $1,643,890, which excludes amount of $118,228,816 for marketable security held in trust account in current asset, and amount of $2,875,000 for deferred underwriting commission in current liability.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares and the proceeds from the consummation of the Private Placement not held in the Trust Account to provide working capital needed to identify and seek to consummate a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company related party loans. As of December 31, 2022, the Company had no borrowings under the related party loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by the Liquidation Date, then the Company may cease all operations except for the purpose of liquidating. The uncertainty surrounding the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to close the Business Combination prior to the Liquidation Date. If the Company is unable to close the Business Combination or raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily include or be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms or if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the Liquidation Date if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.   On September 13, 2022, December 31, 2022 and March 13, 2023, the Company issued the first promissory note (the “First Note  ”), second promissory note (the “Second Note”) and third promissory note (“Third Note”) in the principal amount of up to $1,000,000, $1,300,000 and $2,500,000 to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $1,000,000, $1,300,000 and $2,500,000 to pay the extension fee and transaction cost, respectively. For further information regarding the notes reference to Note 5.

Management believes that, on December 31, 2022, the company has insufficient working capital to cover its short term operating needs. The Company has no revenue before the Business Combination. Its business plan is dependent on the completion of a financing transaction and the Company’s cash and working capital as December 31, 2022 are not sufficient to complete its planned activities for the upcoming year. These factors raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statement is issued.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $110,991 and $387,858 in cash and did not have any cash equivalents as of December 31, 2022 and 2021, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2022 and 2021, the Company had not experienced losses on this account.

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and unrealized earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $118,228,816 and $115,000,744 cash in marketable securities held in the trust account and have no claim to withdraw or distribute any funds from the trust account as of December 31, 2022 and 2021, respectively.

Interest income earned on these investments is fully reinvested into the Investments held in Trust Account and therefore considered as an adjustment to reconcile net profit/(loss) to net cash used in operating activities in the Statements of Cash Flows. Such interest income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of business combination.  For the year ended December 31, 2022, $1,694,744 interest income (including $382,154 unrealized interest income) was earned and $1,312,590 was reinvested.

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

The calculation of diluted net income (loss) per ordinary shares and related weighted average of the ordinary shares does not consider the effect of the warrants and rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate, and the rights are exercisable to convert 1,690,000 shares of ordinary shares in the aggregate. As of December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company other than above. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary shares for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the year ended December 31, 2022	For the period from March 11, 2021 (inception) to December 31, 2021
Net income (loss)	$1,107,130	$(52,509)
Remeasurement to redemption value – interest income earned	$(1,694,739)	$(19,855,970)
Remeasurement to redemption value – extension fee	$(1,533,332)	-
Net income (loss) including accretion of temporary equity to redemption value	$(2,120,941)	$(19,908,479)

	For the year ended December 31, 2022		For the period from March 11, 2021 (inception) to December 31, 2021
	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(462,266)	$(1,658,675)	$(16,209,143)	$(3,699,335)
Accretion of extension fee	-	1,533,332	-	-
Accretion of temporary equity - interest income earned	-	1,694,739	-	19,855,970
Allocation of net income (loss)	$(462,266)	$1,569,396	$(16,209,143)	$16,156,634

Denominators:
Weighted-average shares outstanding	3,205,000	11,500,000	2,893,953	660,743
Basic and diluted net income (loss) per share	$(0.14)	$0.14	$(5.60)	$24.45

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified the Cayman   Islands as its only “major” tax jurisdiction, as defined. The Company had generated interest income from the Marketable securities held in trust account that is the Unite States source investment, which is tax exemption interest and dividends. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statement. Since the Company was incorporated on March 11, 2021, the evaluation was performed for the period ended December 31, 2022 and 2021   which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes   to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act (the “IR Act”) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes parent or affiliate to the Company and the Company may become a “covered corporation” as a listed Company in Nasdaq. The management team has evaluated the IR Act as of December 31, 2022 and 2021, and   does not believe it would have a material effect on the Company, and will continue to evaluate its impact.

Any interest payable in respect of U.S. debt obligations (if any) held by the Trust Account is intended to qualify for the portfolio interest exemption or otherwise be exempt from U.S. withholding taxes. Furthermore, shareholders of the Company’s shares may be subject to tax in their respective jurisdictions based on applicable law, for instance, United States persons may be subject to tax on amounts deemed received depending on whether the Company is a passive foreign investment company and whether U.S. persons have made any applicable tax elections permitted under applicable law. The provision for income taxes was deemed to be immaterial for the year ended December 31, 2022 and the period from March 11, 2021 (inception) through December 31, 2021.

Warrants

The Company evaluates the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, both Public and Private Warrants are   classified in stockholders’ equity   as of December 31, 2022 and 2021.

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the fiscal years beginning after December 15, 2023, and interim periods within those fiscal year for smaller reporting companies. As of December 31, 2022, management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

The 2,875,000 founder shares (for purposes hereof referred to as the “Founder Shares”) include an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the IPO. On December 15, 2021, the underwriters exercised the over-allotment option in full, so there are no Founder Shares subject to forfeiture as of December 31, 2022 and 2021.

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on December 13, 2021, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the year ended December 31, 2022 and the period from March 11, 2021 (inception) through December 31, 2021, the Company incurred $120,000 and $6,129 in fees for these services, respectively.

Sponsor Promissory Note — Related Party

On March 26, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the IPO. The loan repaid as $300,000 allotted to the payment of offering expense as of the IPO date.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 ordinary shares, 150,000 rights and 150,000 warrants to purchase 75,000 shares if $1,500,000 of notes were so converted) at the option of the lender. The units would be identical to the placement units issued to the initial holder. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. The convertible loans from Sponsor balances were nil as of December 31, 2022 and 2021.

On September 13, 2022, December 31, 2022, the Company issued the first promissory note (the “First Note”) and second promissory note (the “Second Note”) in the principal amount of up to $1,000,000 and $1,300,000 to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $1,000,000 and $1,300,000 to pay the extension fee and transaction cost, respectively. Start from September 13, 2022, the Company requested to draw the funds of $383,333 and deposited it into the trust account monthly to extend the period of time the Company has to consummate a business combination. The $383,333 extension fee represents approximately $0.033 per public share. The First Notes bears no interest and are repayable in full upon the earlier of (a) September 15, 2023 or (b) the date of the consummation of the Company’s initial business combination. The Second Note bears no interest and are repayable in full upon the earlier of (a) December 31, 2023 or (b) the date of the consummation of the Company’s initial business combination. The Notes have no conversion feature, and no collateral. The issuance of the Notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The Sponsor waives any and all right, title, interest or claim of any kind in or to any distribution of or from the trust account, and agrees not to seek resources, reimbursement, payment or satisfaction for any claim against the trust account for any reason whatsoever.

On March 13, 2023, the Company issued a promissory note (the “Third Note”) in the principal amount of up to $2,500,000 to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $2,500,000 to pay the extension fee and transaction cost. The Note bears no interest and are repayable in full upon the earlier of (a) December 31, 2023 or (b) the date of the consummation of the Company’s initial business combination.

Sponsor promissory note balances were $1,533,332 and nil as of December 31, 2022 and December 31, 2021 respectively.

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

The underwriters are entitled to a deferred underwriting commission of 2.5% of the gross proceeds of the IPO, or $2,875,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. As of December 31, 2022 and 2021, the Company has the deferred underwriting commissions $2,875,000 as current liabilities.

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

Note 7 – Stockholders’ Deficit

Ordinary Shares

The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At December 31, 2022 and 2021, there were 3,205,000 ordinary shares issued and outstanding, excluding 11,500,000 shares subject to possible redemption. The Sponsor has agreed to forfeit 375,000 ordinary shares to the extent that the over-allotment option is not exercised in full by the underwriters. On December 15, 2021, the underwriters fully exercised the over-allotment option, as such there are no ordinary shares subject to forfeiture.

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

Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/7 of a share of ordinary shares upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/7 of a share underlying each right upon consummation of the business combination. As of December 31, 2022, no rights had been issued.

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

At December 31, 2022 and 2021, assets held in the trust account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

December 31, 2022

Assets	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$118,228,816	$-	$-

December 31, 2021

Assets	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$115,000,744	$-	$-

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement except the following:

On January 11, 2023 and February 14, 2023, Company drew down $383,333 and $383,333 from the Second Note, and the Company had drawn the maximum of the Second Notes principle.

On March 13, 2023, the Company issued a promissory note (the “Third Note”) in the principal amount of up to $2,500,000 to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $2,500,000 to pay the extension fee and transaction cost. The Note bears no interest and are repayable in full upon the earlier of (a) December 31, 2023 or (b) the date of the consummation of the Company’s initial business combination. On March 13, 2023, the Company drew down $383,333 from the Third Note.

On February 11, 2023 and February 16, 2023, the Sponsor paid a total of $140,000 Nasdaq annual fees on behalf of the Company. The payment by the Sponsor was not considered as drawdown of the Third Notes.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

Exhibit No.	Description
4.2	Description of Registrant’s Securities.*
10.1	Promissory note dated September 13, 2022.*
10.2	Promissory note dated December 13, 2022.*
10.3	Promissory note dated March 13, 2023.*
21	List of subsidiaries.*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Schema Document.*
101.CAL	XBRL Calculation Linkbase Document.*
101.DEF	XBRL Definition Linkbase Document.*
101.LAB	XBRL Label Linkbase Document.*
101.PRE	XBRL Presentation Linkbase Document.*

*	Filed herewith.
**	Furnished herewith.

ITEM 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 30, 2023.

ALPHA STAR ACQUISITION CORPORATION

By:	/s/ Zhe Zhang
Zhe Zhang
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Zhe Zhang	Chairman of the Board, Chief Executive Officer
Zhe Zhang	(Principal Executive Officer)	March 30, 2023

/s/ Guojian Chen	Chief Financial Officer
Guojian Chen	(Principal Financial Officer)	March 30, 2023

/s/ Patrick Swint	Director
Patrick Swint		March 30, 2023

/s/ Xiaofeng Zhou	Director
Xiaofeng Zhou		March 30, 2023

/s/ Huei-Ching Huang	Director
Huei-Ching Huang		March 30, 2023