Form 10-Q
period 2023-03-31
Alpha Star Acquisition Corp
filed 2023-05-15
CIK 1865111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of May 15, 2023 there were 14,705,000 ordinary shares, par value of $0.001, issued and outstanding (assuming all of the units issued in our initial public offering completed on December 15, 2021 were split on such date).

ALPHA ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA STAR ACQUISITION CORPORATION

BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash in escrow	$26,694	$110,991
Prepaid expense	52,500	-
Marketable securities held in trust account	120,639,708	118,228,816
Total current assets	120,718,902	118,339,807

Total assets	$120,718,902	$118,339,807

Liabilities and stockholders' deficit
Current liabilities:
Accrued expenses	$140,887	$199,852
Promissory note – related party	2,683,331	1,533,332
Due to related parties	162,674	21,697
Deferred underwriting commissions	2,875,000	2,875,000
Total current liabilities	5,861,892	4,629,881

Total liabilities	5,861,892	4,629,881

Commitment and contingencies
Ordinary shares subject to possible redemption, 11,500,000 and 11,500,000 shares at redemption value of $10.49 and $10.28 per share at March 31, 2023 and December 31, 2022, respectively	120,647,208	118,228,816

Stockholders’ deficit:
Ordinary shares, par value $0.001, authorized 50,000,000 shares; 3,205,000 and 3,205,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively, excluding 11,500,000 shares subject to possible redemption	3,205	3,205
Additional paid-in capital	-	-
Accumulated deficit	(5,793,403)	(4,522,095)

Total stockholders’ deficit	(5,790,198)	(4,518,890)

Total liabilities and stockholders’ deficit	$120,718,902	$118,339,807

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Formation and operational costs	$121,309	$188,865
Loss from operation costs	121,309	188,865

Other income:
Interest realized on marketable securities held in trust account	807,326	9,386
Unrealized gain on marketable securities held in trust account	461,067	-
Total other income	1,268,393	9,386

Income (loss) before income taxes	1,147,084	(179,479)
Net Income (Loss)	$1,147,084	$(179,479)

Basic and diluted weighted average shares outstanding - ordinary shares subject to redemption	11,500,000	11,500,000
Basic and diluted net income (loss) per share	$0.12	$(0.01)

Basic and diluted weighted average shares outstanding – Non-redeemable ordinary shares	3,205,000	3,205,000
Basic and diluted net loss per share	$(0.09)	$(0.01)

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the three months ended March 31, 2023 and 2022

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	3,205,000	$3,205	$-	$(2,400,410)	$(2,397,205)
Net loss	-	-	-	(179,479)	(179,479)
Balance at March 31, 2022	3,205,000	$3,205	$-	$(2,579,889)	$(2,576,684)

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	3,205,000	$3,205	$-	$(4,522,095)	$(4,518,890)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on trust account)	-	-	-	(1,268,393)	(1,268,393)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(1,149,999)	(1,149,999)
Net income	-	-	-	1,147,084	1,147,084
Balance at March 31, 2023	3,205,000	$3,205	$-	$(5,793,403)	$(5,790,198)

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For Three Months Ended March 31, 2023	For The Three Months Ended March 31, 2022
Cash flows from operating activities:
Net income (loss)	$1,147,084	$(179,479)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest realized in trust account	(807,326)	(9,386)
Unrealized gain in trust account	(461,067)	-
Prepaid expense	(52,500)	36,986
Payment with Trust account	7,500	-
Net changes in operating assets & liabilities
Accrued expenses	(58,965)	(47,206)
Due to related parties	140,977	-
Net cash used in operating activities	(84,297)	(199,085)

Cash flows from investing activities:
Investment of cash in Trust Account	(1,149,999)	-
Net cash used by investing activities	(1,149,999)	-

Cash flows from financing activities:
Proceeds from Sponsor loan	1,149,999	-
Net cash provided by financing activities	1,149,999	-

Net increase (decrease) in cash and cash equivalents	(84,297)	(199,085)
Cash and cash equivalents at beginning of period	110,991	387,858
Cash and cash equivalents at end of period	$26,694	$188,773

Supplemental disclosure of cash flow information
Subsequent measurement of ordinary shares subject to possible redemption	$(2,418,392)	$-

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

The Trust Account

As of December 15, 2021, a total of $115,682,250 of the net proceeds from the IPO and the Private Placement transaction completed with the Sponsor was deposited in a trust account established for the benefit of the Company’s public stockholders with Wilmington Trust, National Association acting as trustee. The amount exceeding $115,000,000, $682,254, had been transfer to the Company’s escrow cash account as its working capital. At March 31, 2023, the Company had working capital deficiencies of $2,907,698, which excludes $120,639,708 of marketable securities held in the trust account and the liability for deferred underwriting commissions of $2,875,000.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had cash $26,694 in its escrow account and working capital deficiencies of $2,907,698, which excludes $120,639,708 of marketable securities held in the trust account and the liability for deferred underwriting commissions of $2,875,000.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company related party loans up to $1,500,000. As of March 31, 2023. The Company had no convertible loan payable balance.

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Annual Report for the year ended December 31, 2022, which are included in Form 10-K filed on March 31, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $26,694 and $110,991 cash held in escrow and did not have any cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2023 and December 31, 2022, the Company had not experienced losses on this account respectively.

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned and unrealized gain on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $120,639,708 and $118,228,816 of marketable securities held in the trust account, and have no claim to withdraw or distribute any funds from the trust account as of March 31, 2023 and December 31, 2022. In March 22, 2023, the Company withdrew $7,500 to pay Wilmington Trust $7,500 as the operating expenses. The Company plans to deposit $7,500 into the trust account during second quarter of 2023.

During the three months ended March 31, 2023 and 2022, interest earned from the Trust account amounted to $1,268,393 and $9,386, which $807,326 and $9,386 was reinvested in the Trust Account, respectively. $461,067 and nil was also recognized as unrealized gain on investments held in the Trust account during the three months ended March 31, 2023 and 2022, respectively.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs consisted of legal, accounting, and other costs incurred that were directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the warrants and Rights were charged to equity. Offering costs allocated to the ordinary shares were charged against the carrying value of ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

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

The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events, and (iii) the effect of the rights to receive 1,690,000 shares. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate. As of March 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Net income (loss)	$1,147,084	$(179,479)
Remeasurement to redemption value – interest income earned	(1,268,393)	-
Remeasurement to redemption value – extension fee	(1,149,999)	-
Net income (Loss)	$(1,271,308)	$(179,479)

	For the Three Months Ended March 31, 2023 (Unaudited)		For the Three Months Ended March 31, 2022 (Unaudited)
	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(277,085)	$(994,223)	$(39,118)	$(140,361)
Accretion of extension fee	-	1,149,999	-	-
Accretion of temporary equity- interest income earned	-	1,268,393	-	-
Allocation of net income (loss)	$(277,085)	$1,424,169	$(39,118)	$(140,361)
Denominators:
Weighted-average shares outstanding	3,205,000	11,500,000	3,205,000	11,500,000
Basic and diluted net income (loss) per share	$(0.09)	$0.12	$(0.01)	$(0,01)

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

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act (the “IR Act”) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes parent or affiliate to the Company and the Company may become a “covered corporation” as a listed Company in Nasdaq. The management team has evaluated the IR Act as of March 31, 2023 and does not believe it would have a material effect on the Company, and will continue to evaluate its impact.

The provision for income taxes was deemed to be immaterial for three months ended March 31, 2023 and for the three months ended March 31, 2022.

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

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the fiscal years beginning after December 15, 2023, and interim periods within those fiscal year for smaller reporting companies. As of March 31, 2023, management does not believe that any recently effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

The 2,875,000 founder shares (for purposes hereof referred to as the “Founder Shares”) include an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Proposed Offering. On December 15, 2021, the underwriters exercised the over-allotment option in full, so there are no Founder Shares subject to forfeiture as of March 31, 2023.

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on December 13, 2021, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For each of the three months ended March 31, 2023 and 2022, the Company incurred $30,000 in fees for these services.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 ordinary shares, 150,000 rights and 150,000 warrants to purchase 75,000 shares if $1,500,000 of notes were so converted) at the option of the lender. The units would be identical to the placement units issued to the initial holder. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. The convertible loans from Sponsor balances were nil as of March 31, 2023 and December 31, 2022.

On September 13, 2022 and December 31, 2022, the Company issued the first promissory note (the “First Note”) and second promissory note (the “Second Note”) in the principal amount of up to $1,000,000 and $1,300,000 to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $1,000,000 and $1,300,000 to pay the extension fee and transaction cost, respectively. The First Notes bears no interest and are repayable in full upon the earlier of (a) September 15, 2023 or (b) the date of the consummation of the Company’s initial business combination. The Second Note bears no interest and are repayable in full upon the earlier of (a) December 31, 2023 or (b) the date of the consummation of the Company’s initial business combination. The Notes have no conversion feature, and no collateral. The issuance of the Notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The Sponsor waives any and all right, title, interest or claim of any kind in or to any distribution of or from the trust account, and agrees not to seek resources, reimbursement, payment or satisfaction for any claim against the trust account for any reason whatsoever.

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

Starting from September 13, 2022, the Company requested to draw the funds of $383,333 and deposited it into the trust account monthly to extend the period of time the Company has to consummate a business combination. The $383,333 extension fee represents approximately $0.033 per public share.

Sponsor promissory note balances were 2,683,331 and 1,533,332 as of March 31, 2023 and December 31, 2022 respectively.

Due to related parties

On March 31, 2023 and December 31, 2022, the Company have amount due to Sponsor with $140,000 and nil, respectively. Such amount due to related party is related to the Sponsor paid operating expenses on behalf of the Company.

On March 31, 2023 and December 31, 2022, the Company owed to the director in the amounts of $22,674 and $21,697, respectively, which is related to the reimbursement of the operating expenses.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements. The management will continuously evaluate the effect to the Company.

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

The underwriters are entitled to a deferred underwriting commission of 2.5% of the gross proceeds of the IPO, or $2,875,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The Company has the deferred underwriting commissions $2,875,000 and $2,875,000 as current liabilities as of March 31, 2023 and December 31, 2022, respectively.

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

Note 7 – Stockholders’ Deficit

Ordinary Shares

The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At March 31, 2023 and December 31, 2022, there were 3,205,000 ordinary shares issued and outstanding, excluding 11,500,000 shares subject to possible redemption.

Public Warrants

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a price of $10.00 per Unit for a total of $115,000,000. The total amount of ordinary shares subject to possible redemption is 11,500,000. Each Unit consists of one ordinary share, one right to acquire one-seventh (1/7) of an ordinary share, and one redeemable warrant (“Public Warrant”) to purchase one-half of one ordinary share at a price of $11.50 per share, subject to adjustment. As of March 31, 2023 and December 31, 2022, the Company had 11,500,000 and 11,500,000 public warrants outstanding, respectively.

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

Private warrants

The private warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in this offering. As of March 31, 2023 and December 31, 2022, the Company had 330,000 and 330,000 private warrants outstanding, respectively.

Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/7 of a share of ordinary shares upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/7 of a share underlying each right upon consummation of the business combination. As of March 31, 2023, no rights had been converted into shares.

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

At March 31, 2023 and December 31, 2022, assets held in the trust account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Assets March 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$120,639,708	$-	$-

Assets December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$118,228,816	$-	$-

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements was available to be issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement other than the following:

On April 10, 2023 and May 12, 2023, the Company drew down $383,333 and $383,333 from the Third Note in purpose to pay the extension fee for April and May, respectively.

In April 2023, the Sponsor paid a total of $32,766 operating expenses on behalf of the Company. The payment by the Sponsor was not considered as drawdown of the Third Note.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2023, we had a net income of $1,147,084, which consists of operating costs of $121,309, offset by interest income on marketable securities held in the Trust Account of $807,326 and unrealized interest income on marketable securities held in the Trust Account of $461,067.

For the three months ended March 31, 2022, we had a net loss as $179,479, which consist with the operating cost of $188,865 offset by interest income on marketable securities held in the Trust Account of $9,386.

Liquidity and Capital Resources

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

For the three months ended March 31, 2023, net cash used in operating activities was $84,297. Net income of $1,147,084 which consist of formation and operating costs $121,309 and offset by interest earned on marketable securities held in trust of $807,326 and unrealized interest earned on marketable securities held in trust $461,067. Net cash provided by financing activities was $383,333 per month, in total $1,149,999 from the proceeds of sponsor promissory note. Net cash used by investing activities is $1,149,999 to invest the cash into the marketable security held in trust account.

For the three months ended March 31, 2022, net cash used in operating activities was $199,085. Net loss of $179,479 was consistent with formation and operating costs $188,865 and offset by interest earned on marketable securities held in trust of $9,386. Net cash provided by financing activities was nil.

At March 31, 2023, we had marketable securities held in the trust account of $120,639,708. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2023, we had cash of $26,694 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On September 13, 2022, the Company issued a promissory note (the “Note”) in the principal amount of up to $1,000,000 to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $1,000,000 to pay the extension fee and transaction cost. The Notes bear no interest and are repayable in full upon the earlier of (a) September 15, 2023 or (b) the date of the consummation of the Company’s initial business combination. On December 13, 2022, the Company issued a second promissory note (the “Second Note”) in the principal amount of up to $1,300,000 to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $1,300,000 to pay the extension fee and transaction cost. Notes bear no interest and are repayable in full upon the earlier of (a) December 31, 2023 or (b) the date of the consummation of the Company’s initial business combination. The Notes have no conversion feature and no collateral. On March 13, 2023, the Company issued a third promissory note (the “Third Note”) in the principal amount of up to $2,500,000 to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $2,500,000 to pay the extension fee and transaction cost. Notes bear no interest and are repayable in full upon the earlier of (a) December 31, 2023 or (b) the date of the consummation of the Company’s initial business combination. The Notes have no conversion feature and no collateral. The issuance of the Notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Sponsor promissory note balances were $2,683,331 and $1,533,332 as of March 31, 2023 and December 31, 2022 respectively.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrants

The Company evaluates the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification(“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, both Public and Private Warrants are classified in stockholders’ equity.

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

The calculation of diluted net income (loss) per ordinary shares and related weighted average of the ordinary shares does not consider the effect of the warrants and rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate, and the rights are exercisable to convert 1,690,000 shares of ordinary shares in the aggregate. As of March 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company other than above. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary shares for the periods presented.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our interim condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our annual report on the Form 10K for the fiscal year ended December 31, 2022 under Forward-Looking Statements and Item 1A – Risk Factors, filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

ALPHA STAR ACQUISITION CORPORATION

Date: May 15, 2023		/s/ Zhe Zhang
	Name:	Zhe Zhang
	Title:	Chief Executive Officer (Principle Executive Officer)

Date: May 15, 2023		/s/ Guojian Chen
	Name:	Guojian Chen
	Title:	Chief Financial Officer (Principle Financial Officer)