Form 10-Q
period 2023-06-30
Alpha Star Acquisition Corp
filed 2023-08-11
CIK 1865111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

(212) 837-7977

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of August 11, 2023 there were 12,268,503 ordinary shares, par value of $0.001, issued and outstanding (assuming all of the units issued in our initial public offering completed on December 15, 2021 were split on such date).

ALPHA ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA STAR ACQUISITION CORPORATION

BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash in escrow	$101,629	$110,991
Prepaid expense	50,000	-
Marketable securities held in trust account	123,219,259	118,228,816
Total current assets	123,370,888	118,339,807

Total assets	$123,370,888	$118,339,807

Liabilities and stockholders’ deficit
Current liabilities:
Accrued expenses	$144,409	$199,852
Promissory note – related party	3,943,265	1,533,332
Due to related parties	212,660	-
Due to director	-	21,697
Deferred underwriting commissions	2,875,000	2,875,000
Total current liabilities	7,175,334	4,629,881

Total liabilities	7,175,334	4,629,881

Commitment and contingencies (Note 6)
Ordinary shares subject to possible redemption, 11,500,000 and 11,500,000 shares at redemption value of $10.72 and $10.28 per share at June 30, 2023 and December 31, 2022, respectively	123,226,759	118,228,816

Stockholders’ deficit:
Ordinary shares, par value $0.001, authorized 50,000,000 shares; 3,205,000 and 3,205,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively, excluding 11,500,000 shares subject to possible redemption	3,205	3,205
Additional paid-in capital	-	-
Accumulated deficit	(7,034,410)	(4,522,095)

Total stockholders’ deficit	(7,031,205)	(4,518,890)

Total liabilities and stockholders’ deficit	$123,370,888	$118,339,807

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Formation and operational costs	$91,007	$178,656	$212,316	$367,521
Loss from operation costs	91,007	178,656	212,316	367,521

Other income:
Interest realized on marketable securities held in trust account	929,387	79,998	2,197,780	89,384
Other income, net	-	5	-	5
Unrealized gain on marketable securities held in trust account	500,165	83,333	500,165	83,333
Total other income	1,429,552	163,336	2,697,945	172,722

Income (loss) before income taxes	1,338,545	(15,320)	2,485,629	(194,799)
Net Income (Loss)	$1,338,545	$(15,320)	$2,485,629	$(194,799)

Basic and diluted weighted average shares outstanding - ordinary shares subject to redemption	11,500,000	11,500,000	11,500,000	11,500,000
Basic and diluted net income (loss) per share	$0.14	$(0.00)	$0.26	$(0.01)

Basic and diluted weighted average shares outstanding – Non-redeemable ordinary shares	3,205,000	3,205,000	3,205,000	3,205,000
Basic and diluted net loss per share	$(0.08)	$(0.01)	$(0.17)	$(0.02)

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the six months ended June 30, 2023 and 2022

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	3,205,000	$3,205	$-	$(2,400,410)	$(2,397,205)
Net loss	-	-	-	(179,479)	(179,479)
Balance at March 31, 2022	3,205,000	$3,205	$-	$(2,579,889)	$(2,576,684)
Remeasurement to redemption value	-	-	-	(173,461)	(173,461)
Net loss	-	-	-	(15,320)	(15,320)
Balance at June 30, 2022	3,205,000	$3,205	$-	$(2,768,670)	$(2,765,465)

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	3,205,000	$3,205	$-	$(4,522,095)	$(4,518,890)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on trust account)	-	-	-	(1,268,393)	(1,268,393)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(1,149,999)	(1,149,999)
Net income	-	-	-	1,147,084	1,147,084
Balance at March 31, 2023	3,205,000	$3,205	$-	$(5,793,403)	$(5,790,198)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on trust account)	-	-	-	(1,429,552)	(1,429,552)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(1,150,000)	(1,150,000)
Net income	-	-	-	1,338,545	1,338,545
Balance at June 30, 2023	3,205,000	$3,205	$-	$(7,034,410)	$(7,031,205)

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30, 2023	For The Six Months Ended June 30, 2022
Cash flows from operating activities:
Net income (loss)	$2,485,629	$(194,799)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest realized in trust account	(2,197,780)	(89,384)
Unrealized gain in trust account	(500,165)	(83,333)
Prepaid expense	(50,000)	74,384
Payment with Trust account	7,500	-
Net changes in operating assets & liabilities
Accrued expenses	(55,443)	80,940
Due to related parties	212,660	-
Due to director	(21,697)	-
Net cash used in operating activities	(119,296)	(212,192)

Cash flows from investing activities:
Investment of cash in Trust Account	(2,299,999)	-
Net cash used in investing activities	(2,299,999)	-

Cash flows from financing activities:
Proceeds from Sponsor loan	2,409,933	-
Net cash provided by financing activities	2,409,933	-

Net decrease in cash and cash equivalents	(9,362)	(212,192)
Cash and cash equivalents at beginning of period	110,991	387,858
Cash and cash equivalents at end of period	$101,629	$175,666

Supplemental disclosure of cash flow information
Subsequent measurement of ordinary shares subject to possible redemption	$4,997,944	$172,717

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

UNAUDITED NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Description of Organization and Business Operations

Organization and General

Alpha Star Acquisition Corporation (the “Company”) is a blank check company incorporated in the Cayman Islands on March 11, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company has selected December 31 as its fiscal year end.

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. However, the Company shall not consider or undertake a business combination with an entity or business with its principal or a majority of its business operations (either directly or through any subsidiaries) in the People’s Republic of China (including Hong Kong and Macau). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is A-Star Management Corporation, a British Virgin Islands incorporated company (the “Sponsor”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (the “IPO”).

The Annual General Meeting held on July 13, 2023, approved to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a business combination to March 15, 2024 (27 months from the consummation of the IPO) (the “Combination Period”). If the Company fails to consummate a Business Combination within the Combination Period, it will trigger its automatic winding up, liquidation and subsequent dissolution pursuant to the terms of the Company’s amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from the Company’s stockholders to commence such a voluntary winding up, liquidation and subsequent dissolution.

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

The Trust Account

As of December 15, 2021, a total of $115,682,250 of the net proceeds from the IPO and the Private Placement transaction completed with the Sponsor was deposited in a trust account established for the benefit of the Company’s public stockholders with Wilmington Trust, National Association acting as trustee. The amount exceeding $115,000,000, $682,254, had been transferred to the Company’s escrow cash account as its working capital. At June 30, 2023, the Company had working capital deficiencies of $4,148,705, which excludes $123,219,259 of marketable securities held in the trust account and the liability for deferred underwriting commissions of $2,875,000.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had cash $101,629 in its escrow account and working capital deficiencies of $4,148,705, which excludes $123,219,259 of marketable securities held in the trust account and the liability for deferred underwriting commissions of $2,875,000.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company related party loans up to $1,500,000. As of June 30, 2023. The Company had no convertible loan payable balance.

On September 13, 2022, December 31, 2022 and March 13, 2023, the Company issued the first promissory note (the “First Note”), second promissory note (the “Second Note”) and third promissory note (“Third Note”) in the principal amount of up to $1,000,000, $1,300,000 and $2,500,000 to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $1,000,000, $1,300,000 and $2,500,000 to pay the extension fee and transaction cost, respectively. For further information regarding the notes reference to Note 5.

If the Company’s estimate of the costs of identifying a target business, undertaking due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company has become obligated to redeem a significant number of its Public Shares upon completion of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. In addition, we have until March 15, 2024 (the “Liquidation Date”) to consummate a business combination.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $101,629 and $110,991 cash held in escrow and did not have any cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2023 and December 31, 2022, the Company had not experienced losses on this account respectively.

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned and unrealized gain on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $123,219,259 and $118,228,816 of marketable securities held in the trust account, and have no claim to withdraw or distribute any funds from the trust account as of June 30, 2023 and December 31, 2022. On March 22, 2023, the Company withdrew $7,500 to pay Wilmington Trust $7,500 as the operating expenses. The Company plans to deposit $7,500 into the trust account during third quarter of 2023.

During the three months ended June 30, 2023 and 2022, interest earned from the Trust account amounted to $1,429,552 and $163,331, which $929,387 and $79,998 were reinvested in the Trust Account, respectively. $500,165 and $83,333 were also recognized as unrealized gain on investments held in the Trust account during the three months ended June 30, 2023 and 2022, respectively.

During the six months ended June 30, 2023 and 2022, interest earned from the Trust account amounted to $2,697,945 and $172,722 which $2,197,780 and $89,384 were reinvested in the Trust Account, respectively. $500,165 and $83,333 were also recognized as unrealized gain on investments held in the Trust account during the six months ended June 30, 2023 and 2022, respectively.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheets, primarily due to the short-term nature.

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

The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events, and (iii) the effect of the rights to receive 1,690,000 shares. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate. As of June 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Net income (loss)	$1,338,545	$(15,320)	$2,485,629	$(194,799)
Remeasurement to redemption value – interest income earned	(1,429,552)	(172,717)	(2,697,945)	(172,717)
Remeasurement to redemption value – extension fee	(1,150,000)	-	(2,299,999)	-
Net income (loss) including accretion of temporary equity to redemption value	$(1,241,007)	$(188,037)	$(2,512,315)	$(367,516)

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2023		For the Six Months Ended June 30, 2022
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(270,481)	$(970,526)	$(40,983)	$(147,054)	$(547,567)	$(1,964,748)	$(80,101)	$(287,415)
Accretion of extension fee	-	1,150,000	-	-	-	2,299,999	-	-
Accretion of temporary equity- interest income earned	-	1,429,552	-	172,717	-	2,697,945	-	172,717
Allocation of net income (loss)	$(270,481)	$1,609,026	$(40,983)	$25,663	$(547,567)	$3,033,196	$(80,101)	$(114,698)
Denominators:
Weighted-average shares outstanding	3,205,000	11,500,000	3,205,000	11,500,000	3,205,000	11,500,000	3,205,000	11,500,000
Basic and diluted net income (loss) per share	$(0.08)	$0.14	$(0.01)	$(0.00)	$(0.17)	$0.26	$(0.02)	$(0.01)

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified the Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act (the “IR Act”) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes parent or affiliate to the Company and the Company may become a “covered corporation” as a listed Company in Nasdaq. The management team has evaluated the IR Act as of June 30, 2023 and does not believe it would have a material effect on the Company, and will continue to evaluate its impact.

The provision for income taxes was deemed to be immaterial for three and six months ended June 30, 2023 and for the three and six months ended June 30, 2022.

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

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the fiscal years beginning after December 15, 2023, and interim periods within those fiscal year for smaller reporting companies. As of June 30, 2023, management does not believe that any recently effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

The 2,875,000 founder shares (for purposes hereof referred to as the “Founder Shares”) include an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Proposed Offering. On December 15, 2021, the underwriters exercised the over-allotment option in full, so there are no Founder Shares subject to forfeiture as of June 30, 2023.

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on December 13, 2021, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For each of the six months ended June 30, 2023 and 2022, the Company incurred $60,000 in fees for these services respectively. For each of the three months ended June 30, 2023 and 2022, the Company incurred $30,000 in fees for these services respectively.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 ordinary shares, 150,000 rights and 150,000 warrants to purchase 75,000 shares if $1,500,000 of notes were so converted) at the option of the lender. The units would be identical to the placement units issued to the initial holder. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. The convertible loans from Sponsor balances were nil as of June 30, 2023 and December 31, 2022.

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

Starting from September 13, 2022 to June 30, 2023, the Company requested to draw the funds of $383,333 and deposited it into the trust account monthly to extend the period of time the Company has to consummate a business combination. The $383,333 extension fee represents approximately $0.033 per public share. The extension funds will decrease if certain shareholders redeem the shares. In July 2023, due to the redemption of 2,436,497 public shares regarding to the shareholders meeting discussed in Note 9 and 9,063,503 shares remain unredeemed and outstanding, the monthly extension fees change into $302,116, consist of $0.033 per public share.

Sponsor promissory note balances were $3,943,265 and $1,533,332 as of June 30, 2023 and December 31, 2022 respectively.

Due to related parties

On June 30, 2023 and December 31, 2022, the Company has amount due to Sponsor with $212,660 and nil, respectively. Such amount due to related party is related to the Sponsor paid operating expenses on behalf of the Company.

On June 30, 2023 and December 31, 2022, the Company owed to the director in the amounts of nil and $21,697, respectively, which is related to the reimbursement of the operating expenses.

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

The underwriters are entitled to a deferred underwriting commission of 2.5% of the gross proceeds of the IPO, or $2,875,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The Company has the deferred underwriting commissions $2,875,000 and $2,875,000 as current liabilities as of June 30, 2023 and December 31, 2022, respectively.

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

Note 7 – Stockholders’ Deficit

Ordinary Shares

The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At June 30, 2023 and December 31, 2022, there were 3,205,000 ordinary shares issued and outstanding, excluding 11,500,000 shares subject to possible redemption.

Public Warrants

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a price of $10.00 per Unit for a total of $115,000,000. The total amount of ordinary shares subject to possible redemption is 11,500,000. Each Unit consists of one ordinary share, one right to acquire one-seventh (1/7) of an ordinary share, and one redeemable warrant (“Public Warrant”) to purchase one-half of one ordinary share at a price of $11.50 per share, subject to adjustment. As of June 30, 2023 and December 31, 2022, the Company had 11,500,000 and 11,500,000 public warrants outstanding, respectively.

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

Private warrants

The private warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in this offering. As of June 30, 2023 and December 31, 2022, the Company had 330,000 and 330,000 private warrants outstanding, respectively.

Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/7 of a share of ordinary shares upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/7 of a share underlying each right upon consummation of the business combination. As of June 30, 2023, no rights had been converted into shares.

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

At June 30, 2023 and December 31, 2022, assets held in the trust account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

As of June 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$123,219,259	$-	$-

As of December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$118,228,816	$-	$-

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date the financial statements was available to be issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than the following:

On July 13, 2023, the Company held an Annual General Meeting (the “Meeting”) and the shareholders of the Company approved to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a business combination to March 15, 2024 (27 months from the consummation of the IPO).

In connection with the votes during the Meeting, 2,436,497 public shares were rendered for redemption. As of August 11, 2023, 9,063,503 public shares remain unredeemed. The total redemption payment is $26,094,883 and all distributed during July and August 2023.

On July 14, 2023, the Company drew down $302,116 from the Third Note in purpose to pay the extension fee to extend the time to consummate the business combination to August 15, 2023.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2023, we had a net income of $1,338,545, which consists of operating costs of $91,007, offset by interest income on marketable securities held in the Trust Account of $929,387 and unrealized interest income on marketable securities held in the Trust Account of $500,165.

For the three months ended June 30, 2022, we had a net loss as $15,320, which consist with the operating cost of $178,656 offset by interest income on marketable securities held in the Trust Account of $79,998 and unrealized interest income on marketable securities held in the Trust Account of $83,333.

For the six months ended June 30, 2023, we had a net income of $2,485,629, which consists of operating costs of $212,316, offset by interest income on marketable securities held in the Trust Account of $2,197,780 and unrealized interest income on marketable securities held in the Trust Account of $500,165.

For the six months ended June 30, 2022, we had a net loss as $194,799, which consist with the operating cost of $367,521 offset by interest income on marketable securities held in the Trust Account of $89,384 and unrealized interest income on marketable securities held in the Trust Account of $83,333.

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

For the six months ended June 30, 2023, net cash used in operating activities was $119,296. Net income of $2,485,629 which consist of formation and operating costs $212,316 and offset by interest earned on marketable securities held in trust of $2,197,780 and unrealized interest earned on marketable securities held in trust $500,165. Net cash provided by financing activities was $383,333 per month for extension funds and $109,935 drawdown for working capital, in total $2,409,933 from the proceeds of sponsor promissory note. Net cash used by investing activities is $2,299,999 to invest the cash into the marketable security held in trust account.

For the six months ended June 30, 2022, net cash used in operating activities was $212,192. Net loss of $194,799 which consist of formation and operating costs $367,521 and offset by interest earned on marketable securities held in trust of $89,384 and unrealized interest earned on marketable securities held in trust $83,333.

At June 30, 2023, we had marketable securities held in the trust account of $123,219,259. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2023, we had cash of $101,629 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On September 13, 2022, the Company issued a promissory note (the “Note”) in the principal amount of up to $1,000,000 to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $1,000,000 to pay the extension fee and transaction cost. The Notes bear no interest and are repayable in full upon the earlier of (a) September 15, 2023 or (b) the date of the consummation of the Company’s initial business combination. On December 13, 2022, the Company issued a second promissory note (the “Second Note”) in the principal amount of up to $1,300,000 to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $1,300,000 to pay the extension fee and transaction cost. Notes bear no interest and are repayable in full upon the earlier of (a) December 31, 2023 or (b) the date of the consummation of the Company’s initial business combination. The Notes have no conversion feature and no collateral. On March 13, 2023, the Company issued a third promissory note (the “Third Note”) in the principal amount of up to $2,500,000 to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $2,500,000 to pay the extension fee and transaction cost. Notes bear no interest and are repayable in full upon the earlier of (a) December 31, 2023 or (b) the date of the consummation of the Company’s initial business combination. The Notes have no conversion feature and no collateral. The issuance of the Notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Sponsor promissory note balances were $3,943,265 and $1,533,332 as of June 30, 2023 and December 31, 2022 respectively.

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

Off-Balance Sheets Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheets arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheets arrangements. We have not entered into any off-balance sheets financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The calculation of diluted net income (loss) per ordinary shares and related weighted average of the ordinary shares does not consider the effect of the warrants and rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate, and the rights are exercisable to convert 1,690,000 shares of ordinary shares in the aggregate. As of June 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company other than above. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary shares for the periods presented.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our interim condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Transaction costs related to our IPO amounted to $5,669,696, consisting of $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees and $494,696 of other offering costs. A total of $115,000,000, comprised of $112,700,000 of the proceeds from the IPO (which amount includes up to $2,875,000 of the underwriter’s deferred discount) and $2,300,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account maintained at Wilmington Trust, National Association, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 9 months from the closing of the IPO (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 9 months from the closing of the IPO (or up to 27 months from the consummation of the IPO if we extend the period of time to consummate a business combination) The Annual General Meeting held on July 13, 2023, approved to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a business combination to March 15, 2024.

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

ALPHA STAR ACQUISITION CORPORATION

Date: August 11, 2023		/s/ Zhe Zhang
	Name:	Zhe Zhang
	Title:	Chief Executive Officer (Principle Executive Officer)

Date: August 11, 2023		/s/ Guojian Chen
	Name:	Guojian Chen
	Title:	Chief Financial Officer (Principle Financial Officer)