Form 10-Q
period 2023-09-30
Alpha Star Acquisition Corp
filed 2023-11-14
CIK 1865111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of November 14, 2023 there were 12,268,503 ordinary shares, par value of $0.001, issued and outstanding (assuming all of the units issued in our initial public offering completed on December 15, 2021 were split on such date).

ALPHA STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED September 30, 2023

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA STAR ACQUISITION CORPORATION

BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash in escrow	$101,629	$110,991
Prepaid expense	17,500	-
Marketable securities held in Trust Account	99,368,056	118,228,816
Total current assets	99,487,185	118,339,807

Total assets	$99,487,185	$118,339,807

Liabilities and stockholders’ deficit
Current liabilities:
Accrued expenses	$216,501	$199,852
Promissory note – Sponsor	4,849,613	1,533,332
Due to related parties	212,660	21,697
Deferred underwriting commissions	2,875,000	2,875,000
Total current liabilities	8,153,774	4,629,881

Total liabilities	8,153,774	4,629,881

Commitment and contingencies (Note 6)
Ordinary shares subject to possible redemption, 9,063,503 and 11,500,000 shares at redemption value of $10.96 and $10.28 per share at September 30, 2023 and December 31, 2022, respectively	99,375,556	118,228,816

Stockholders’ deficit:
Ordinary shares, par value $0.001, authorized 50,000,000 shares; 3,205,000 and 3,205,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively, excluding 9,063,503 and 11,500,000 shares subject to possible redemption	3,205	3,205
Additional paid-in capital	-	-
Accumulated deficit	(8,045,350)	(4,522,095)

Total stockholders’ deficit	(8,042,145)	(4,518,890)

Total liabilities and stockholders’ deficit	$99,487,185	$118,339,807

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Formation and operational costs	$104,592	$104,983	$316,908	$472,504
Loss from operation costs	104,592	104,983	316,908	472,504

Other income:
Interest realized on marketable securities held in Trust Account	916,726	298,963	3,614,671	471,680
Interest income and Unrealized gain on Trust Account	420,606	221,487	420,606	221,492
Total other income	1,337,332	520,450	4,035,277	693,172

Income before income taxes	1,232,740	415,467	3,718,369	220,668
Net Income	$1,232,740	$415,467	$3,718,369	$220,668

Basic and diluted weighted average shares outstanding - ordinary shares subject to redemption	9,593,176	11,500,000	10,857,407	11,500,000
Basic and diluted net income per share	$0.15	$0.05	$0.42	$0.04

Basic and diluted weighted average shares outstanding – Non-redeemable ordinary shares	3,205,000	3,205,000	3,205,000	3,205,000
Basic and diluted net loss per share	$(0.08)	$(0.03)	$(0.25)	$(0.06)

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the nine months ended September 30, 2023 and 2022

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	3,205,000	$3,205	$-	$(2,400,410)	$(2,397,205)
Net loss	-	-	-	(179,479)	(179,479)
Balance at March 31, 2022	3,205,000	$3,205	$-	$(2,579,889)	$(2,576,684)
Remeasurement to redemption value	-	-	-	(173,461)	(173,461)
Net loss	-	-	-	(15,320)	(15,320)
Balance at June 30, 2022	3,205,000	$3,205	$-	$(2,768,670)	$(2,765,465)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on Trust Account)	-	-	-	(520,450)	(520,450)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(383,333)	(383,333)
Net income	-	-	-	415,467	415,467
Balance at September 30, 2022	3,205,000	$3,205	$-	$(3,256,986)	$(3,253,781)

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	3,205,000	$3,205	$-	$(4,522,095)	$(4,518,890)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on Trust Account)	-	-	-	(1,268,393)	(1,268,393)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(1,149,999)	(1,149,999)
Net income	-	-	-	1,147,084	1,147,084
Balance at March 31, 2023	3,205,000	$3,205	$-	$(5,793,403)	$(5,790,198)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on Trust Account)	-	-	-	(1,429,552)	(1,429,552)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(1,150,000)	(1,150,000)
Net income	-	-	-	1,338,545	1,338,545
Balance at June 30, 2023	3,205,000	$3,205	$-	$(7,034,410)	$(7,031,205)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on Trust Account)		-	-	(1,337,332)	(1,337,332)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)		-	-	(906,348)	(906,348)
Net income		-	-	1,232,740	1,232,740
Balance at September 30, 2023	3,205,000	$3,205	$-	$(8,045,350)	$(8,042,145)

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30, 2023	For The Nine Months Ended September 30, 2022
Cash flows from operating activities:
Net income	$3,718,369	$220,668
Net changes in operating assets & liabilities
Interest income and unrealized gain on Trust Account	(4,035,277)	(693,167)
Prepaid expense	(17,500)	112,192
Accrued expenses	16,648	102,615
Due to related parties	190,963	-
Net cash used in operating activities	(126,796)	(257,692)

Cash flows from investing activities:
Investment of cash in Trust Account	(3,206,347)	(383,333)
Cash withdrawn from Trust Account for operating expense	7,500	-
Cash withdrawn from Trust Account to redeem Public Shares	26,094,884	-
Net cash provided by (used in) investing activities	22,896,037	(383,333)

Cash flows from financing activities:
Proceeds from Sponsor loan	3,316,281	383,333
Redemption of Public Shares	(26,094,884)	-
Net cash (used in) provided by financing activities	(22,778,603)	383,333

Net decrease in cash in escrow	(9,362)	(257,692)
Cash in escrow at beginning of period	110,991	387,858
Cash in escrow at end of period	$101,629	$130,166

Supplemental disclosure of cash flow information
Subsequent measurement of ordinary shares subject to possible redemption	$7,241,624	$1,076,500

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

Concurrently with the closing of the IPO, the Company consummated the sale of 330,000 units (the “Private Placement”) at a price of $10.00 per Private Unit in a private placement to the Sponsor, generating gross proceeds of $3,300,000, which is described in Note 4.

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

In connection with the stockholders’ extension vote on the Annual General Meeting held on July 13, 2023, 2,436,497 public shares were rendered for redemption. The total redemption payment is $26,094,883 and all distributed during July and August 2023

The Trust Account

As of December 15, 2021, a total of $115,682,250 of the net proceeds from the IPO and the Private Placement transaction completed with the Sponsor was deposited in a trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders with Wilmington Trust, National Association acting as trustee. The amount exceeding $115,000,000, $682,254, had been transferred to the Company’s escrow cash account as its working capital.

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

Liquidity and Going Concern

As of September 30, 2023, the Company had a cash balance of $101,629 in its escrow account and working capital deficit of $5,159,645, which excludes $99,368,056 of marketable securities held in the Trust Account and the liability for deferred underwriting commissions of $2,875,000.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company related party loans up to $1,500,000. As of September 30, 2023. The Company had no convertible loan payable balance.

On September 13, 2022, December 31, 2022, March 13, 2023 and September 20, 2023, the Company issued the first promissory note (the “First Note”), second promissory note (the “Second Note”), third promissory note (the “Third Note”) and forth promissory note (the “Fourth Note”) in the principal amount of up to $1,000,000, $1,300,000,$2,500,000 and $2,500,000 to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $1,000,000, $1,300,000, $2,500,000 and $2,500,000 to pay the extension fee and transaction cost, respectively. See Note 5 for further information.

If the Company underestimates of the costs of identifying a target business, undertaking due diligence and negotiating a Business Combination or the actual amount necessary is higher, the Company may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company has become obligated to redeem a significant number of its Public Shares upon completion of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. In addition, we have until March 15, 2024 (the “Liquidation Date”) to consummate a business combination.

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

Cash in Escrow

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $101,629 and $110,991 cash held in escrow and did not have any cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2023 and December 31, 2022, the Company does not have a cash account in any financial institutions, respectively.

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned and unrealized gain on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $99,368,056 and $118,228,816 of marketable securities held in the Trust Account as of September 30, 2023 and December 31, 2022. On March 22, 2023, the Company withdrew $7,500 to pay Wilmington Trust $7,500 as the operating expenses. The Company plans to deposit $7,500 into the Trust Account during the fourth quarter of 2023.

On July 21, 2023, $26,094,883 was withdrawn from the Trust account for the redemption of 2,436,497 public shares.

During the three months ended September 30, 2023 and 2022, interest earned from the Trust Account amounted to $1,337,332 and $520,450, of which $916,726 and $298,963 were reinvested in the Trust Account, respectively, $420,606 and $221,487 were also recognized as unrealized gain on investments held in the Trust Account during the three months ended September 30, 2023 and 2022, respectively.

During the nine months ended September 30, 2023 and 2022, interest earned from the Trust Account amounted to $4,035,277 and $693,172, of which $3,614,671 and $471,680 were reinvested in the Trust Account, respectively, $420,606 and $211,487 were also recognized as unrealized gain on investments held in the Trust Account during the nine months ended September 30, 2023 and 2022, respectively.

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

All of the 11,500,000 ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Certificate of Incorporation. Accordingly, all of the 11,500,000 shares of ordinary shares were presented as temporary equity upon closing of the IPO.

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

The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events, and (iii) the effect of the rights to receive 1,690,000 shares. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate. As of September 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Net income	$1,232,740	$415,467	$3,718,369	$220,668
Remeasurement to redemption value – interest income earned	(1,337,332)	(520,450)	(4,035,277)	(693,167)
Remeasurement to redemption value – extension fee	(906,348)	(383,333)	(3,206,347)	(383,333)
Net income (loss) including accretion of temporary equity to redemption value	$(1,010,940)	$(488,316)	$(3,523,255)	$(855,832)

	For the Three Months Ended September 30, 2023		For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2023		For the Nine Months Ended September 30, 2022
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(253,166)	$(757,774)	$(106,430)	$(381,886)	$(802,994)	$(2,720,261)	$(186,531)	$(669,301)
Accretion of extension fee	-	906,348	-	383,333	-	3,206,347	-	383,333
Accretion of temporary equity- interest income earned	-	1,337,332	-	520,450	-	4,035,277	-	693,167
Allocation of net income (loss)	$(253,166)	$1,485,906	$(106,430)	$521,897	$(802,994)	$4,521,363	$(186,531)	$407,199
Denominators:
Weighted-average shares outstanding	3,205,000	9,593,176	3,205,000	11,500,000	3,205,000	10,857,407	3,205,000	11,500,000
Basic and diluted net income (loss) per share	$(0.08)	$0.15	$(0.03)	$0.05	$(0.25)	$0.42	$(0.06)	$0.04

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

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act (the IRA) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes parent or affiliate to the Company and the Company may become a “covered corporation” as a listed Company in Nasdaq. On July 13, 2023, 2,436,497 public shares were rendered for redemption in connection with an extension vote (see Note 1). The management team has evaluated the IRA as of September 30, 2023, and does not accrue any excise tax related to the redemption as the Company believes it is not a “covered corporation” under Internal Revenue Code Section 4501. The management team will continue to evaluate its impact.

The provision for income taxes was deemed to be immaterial for three and nine months ended September 30, 2023 and for the three and nine months ended September 30, 2022.

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

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the fiscal years beginning after December 15, 2023, and interim periods within those fiscal year for smaller reporting companies. As of September 30, 2023, management does not believe that any recently effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

The 2,875,000 founder shares (for purposes hereof referred to as the “Founder Shares”) include an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Proposed Offering. On December 15, 2021, the underwriters exercised the over-allotment option in full, so there are no Founder Shares subject to forfeiture as of September 30, 2023.

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on December 13, 2021, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For each of the nine months ended September 30, 2023 and 2022, the Company incurred $90,000 in fees for these services respectively. For each of the three months ended September 30, 2023 and 2022, the Company incurred $30,000 in fees for these services respectively.

Promissory Note — Sponsor

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 ordinary shares, 150,000 rights and 150,000 warrants to purchase 75,000 shares if $1,500,000 of notes were so converted) at the option of the lender. The units would be identical to the placement units issued to the initial holder. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. The convertible loans from Sponsor balances were nil as of September 30, 2023, and December 31, 2022.

On September 13, 2022, the Company issued the first promissory note (the “First Note”) in the principal amount of up to $1,000,000 to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $1,000,000 to pay the extension fee and transaction cost, respectively. The First Note bears no interest and are repayable in full upon the earlier of (a) September 15, 2023 or (b) the date of the consummation of the Company’s initial business combination. On November 6, 2023, the Company has amended and restated the First Note. After the amendment, the $1,000,000 balance under the original First Note is repayable in full upon the date of the consummation of the Company's initial business combination.

On December 31, 2022 and March 13, 2023, the Company issued a second promissory note (the “Second Note”) and a third promissory note (the “Third Note”) in the principal amount of up to $1,300,000 and $2,500,000 to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $1,300,000 and $2,500,000 to pay the extension fee and transaction cost. The Note bears no interest and are repayable in full upon the earlier of (a) December 31, 2023 or (b) the date of the consummation of the Company’s initial business combination.

On September 20, 2023, the Company issued a promissory note (the “Fourth Note”) in the principal amount of up to $2,500,000 to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $2,500,000 to pay the extension fee and transaction cost. The Note bears no interest and are repayable in full upon the date of the consummation of the Company’s initial business combination.

Starting from September 13, 2022 to June 30, 2023, the Company requested to draw the funds of $383,333 and deposited it into the Trust Account monthly to extend the period of time the Company has to consummate a business combination. The $383,333 extension fee represents approximately $0.033 per public share. The extension funds will decrease if certain shareholders redeem the shares. In July 2023, due to the redemption of 2,436,497 public shares regarding to the shareholders meeting discussed in Note 1 and 9,063,503 shares remain unredeemed and outstanding. The monthly extension fees was changed to $302,116, which represents $0.033 per public share.

Sponsor promissory note balances were $4,849,613 and $1,533,332 as of September 30, 2023 and December 31, 2022 respectively.

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

Due to related parties

On September 30, 2023 and December 31, 2022, the Company has amount due to Sponsor of $212,660 and $21,697, respectively. Such amount due to related party is related to the Sponsor paid operating expenses on behalf of the Company and related to the reimbursement of the operating expenses paid by a director of the Company.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the Republic of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Recently in October 2023, the military conflict between Israel and militant groups led by Hamas has also caused uncertainty in the global markets. As of the date of the unaudited financial statements, the full impact of the war between Russia and Ukraine, the war between Israel and Hamas, and related global economic disruptions on our financial condition and results of operations as well as the consummation of our business combination remains uncertain. The management will continuously evaluate the effect to the Company.

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

The underwriters are entitled to a deferred underwriting commission of 2.5% of the gross proceeds of the IPO, or $2,875,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The Company has the deferred underwriting commissions $2,875,000 and $2,875,000 as current liabilities as of September 30, 2023 and December 31, 2022, respectively.

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

Note 7 – Stockholders’ Deficit

Ordinary Shares

The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At September 30, 2023 and December 31, 2022, there were 3,205,000 ordinary shares issued and outstanding, excluding 9,063,503 and 11,500,000 shares subject to possible redemption.

Public Warrants

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a price of $10.00 per Unit for a total of $115,000,000. The total amount of ordinary shares subject to possible redemption is 11,500,000. Each Unit consists of one ordinary share, one right to acquire one-seventh (1/7) of an ordinary share, and one redeemable warrant (“Public Warrant”) to purchase one-half of one ordinary share at a price of $11.50 per share, subject to adjustment. As of September 30, 2023 and December 31, 2022, the Company had 11,500,000 and 11,500,000 public warrants outstanding, respectively.

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

Private warrants

The private warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in this offering. As of September 30, 2023 and December 31, 2022, the Company had 330,000 private warrants outstanding, respectively.

Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/7 of a share of ordinary shares upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/7 of a share underlying each right upon consummation of the business combination. As of September 30, 2023, no rights had been converted into shares.

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

At September 30, 2023 and December 31, 2022, assets held in the Trust Account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

As of September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$99,368,056	$-	$-

As of December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$118,339,816	$-	$-

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to November 14, 2023 the date the financial statements was issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than the following:

On October 12, 2023, the company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Listing Rule 5450(a)(2) (the “Minimum Public Holders Rule”), which requires the Company to have at least 400 public holders for continued listing on the Nasdaq Global Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market.

The Company has 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. The Company has submitted a compliance plan and requested an extension of 180 days up to April 9, 2024 to regain such compliance. As of the date the financial statements were issued, the Company has not received a response from Nasdaq. If Nasdaq does not accept the Company’s compliance plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2023, we had a net income of $1,232,740, which consists of operating costs of $104,592, offset by interest income on marketable securities held in the Trust Account of $916,726 and unrealized interest income on marketable securities held in the Trust Account of $420,606.

For the three months ended September 30, 2022, we had a net loss as $415,467, which consist with the operating cost of $104,983 offset by interest income on marketable securities held in the Trust Account of $298,963 and unrealized interest income on marketable securities held in the Trust Account of $221,487.

For the nine months ended September 30, 2023, we had a net income of $3,718,369, which consists of operating costs of $316,908, offset by interest income on marketable securities held in the Trust Account of $3,614,671 and unrealized interest income on marketable securities held in the Trust Account of $420,606.

For the nine months ended September 30, 2022, we had a net loss as $220,668, which consist with the operating cost of $472,504 offset by interest income on marketable securities held in the Trust Account of $471,680 and unrealized interest income on marketable securities held in the Trust Account of $221,487.

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

For the nine months ended September 30, 2023, net cash used in operating activities was $126,796. Net income of $3,718,369, which consists of formation and operating costs $316,908 and offset by interest income and unrealized gain on Trust Account of $4,035,277.

Net cash provided by financing activities was $383,333 per month for extension funds and $109,935 drawdown for working capital and $26,094,884 redemption of public share, in total $22,896,037 from the proceeds of sponsor promissory note and the redemption of 2,436,497 public shares at $10.71 per share in the amount of $26,094,884. Net cash used in investing activities is $22,778,603 to invest the cash into the marketable security held in Trust Account from $3,316,281 proceeds from sponsor loan and $26,094,884 cash withdrawn from the Trust Account to redeem public shares.

For the nine months ended September 30, 2022, net cash used in operating activities was $257,692. Net income of $220,668, which consists of formation and operating costs $472,504 and offset by interest income and unrealized gain on Trust Account of $471,680.

At September 30, 2023, we had marketable securities held in the Trust Account of $99,368,056. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2023, we had cash of $101,629 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On November 6, 2023, the Company has amended and restated the First Note. After the amendment, the balance of $1,000,000 under the original First Note is repayable in full upon the date of the consummation of the Company’s initial business combination.

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

On September 20, 2023, the Company issued a fourth promissory note (the “Fourth Note”) in the principal amount of up to $2,500,000 to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $2,500,000 to pay the extension fee and transaction cost. Notes bear no interest and are repayable in full upon the date of the consummation of the Company’s initial business combination. The Notes have no conversion feature and no collateral.

The issuance of the Notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Sponsor promissory note balances were $4,849,613 and $1,533,332 as of September 30, 2023 and December 31, 2022 respectively.

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

Off-Balance Sheets Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheets arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheets arrangements. We have not entered into any off-balance sheets financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The calculation of diluted net income (loss) per ordinary shares and related weighted average of the ordinary shares does not consider the effect of the warrants and rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate, and the rights are exercisable to convert 1,690,000 shares of ordinary shares in the aggregate. As of September 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company other than above. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary shares for the periods presented.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our interim condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

ALPHA STAR ACQUISITION CORPORATION

Date: November 14, 2023		/s/ Zhe Zhang
	Name:	Zhe Zhang
	Title:	Chief Executive Officer (Principle Executive Officer)

Date: November 14, 2023		/s/ Guojian Chen
	Name:	Guojian Chen
	Title:	Chief Financial Officer (Principle Financial Officer)