Form 10-K/A
period 2021-12-31
Alpha Star Acquisition Corp
filed 2024-06-18
CIK 1865111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 31, 2021, the aggregate market value of the shares of common stock (ordinary shares) of the registrant held by non-affiliates of the registrant (11,500,000 ordinary shares) was $113,045,000 (based upon a per share closing price of $9.83).

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock (ordinary shares), as of the latest practicable date:

On June 18, 2024, there were 8,948,580 ordinary shares outstanding of the registrant.

On March 18, 2022, there were 14,675,000 ordinary shares outstanding of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

None

EXPLANATORY NOTE

Alpha Star Acquisition Corporation (the “Company”, “we”, “our”, or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”), as filed with the Securities and Exchange Commission on March 30, 2022, to (i) restate its financial statements as of and for the year ended December 31, 2021, which should no longer be relied on and being restated herein; and (ii) describe the restatement and its impact on previously reported amounts.

In connection with the Company’s preparation of its annual report on Form 10-K for the year ended December 31, 2023, management identified that cash held in the trust account (marketable securities held in the Trust Accounts) and deferred underwriting commissions payable were improperly classified as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively, as of December 31, 2021. This incorrect classification resulted in an overstatement of current assets by $115,000,744, an understatement of non-current assets by $115,000,744, an overstatement of current liabilities by $2,875,000, and an understatement of non-current liabilities by $2,875,000 as of December 31, 2021.

Management concluded that the balance sheet errors above constituted material weaknesses in internal control over financial reporting.

In light of these material weaknesses, the Audit Committee of the Company’s Board of Directors, in consultation with the Company’s management, concluded that the Company’s 1) audited financial statements as of and for the year ended December 31, 2021 and December 31, 2022; 2) the unaudited financial statements as of and for the quarters ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023; and 3) the audited balance sheet as of December 15, 2021 filed within the Current Report on Form 8-K dated December 21, 2021 should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for each such period (collectively, the “Restatements”)

We are filing this Amendment to amend and restate the 2021 Form 10-K with modifications as necessary to reflect these restatements. The following items have been amended to reflect the restatements:

Part I. Business

Part II, Item 9A. Controls and Procedures

Part IV, Item 15. Exhibits and Financial Statement Schedules

This Amendment includes new certifications by our principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 dated as of this filing in connection with this Form 10-K/A as exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

Except as described above, no other information included in the 2021 Form 10-K is being amended or updated by this Amendment and, other than as described herein, this Amendment does not purport to reflect any information or events subsequent to the Original Financial Statements. This Amendment continues to describe the conditions as of the date of the Original Financial Statements and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Financial Statements. Accordingly, this Amendment should be read in conjunction with the Original Financial Statements and with our filings with the SEC subsequent to the Financial Statements.

We have not amended our previously filed Current Report on Form 8-K filed on December 21, 2021 for the period affected for the errors noted above. The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Amended Annual Report, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

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

Item 1. BUSINESS (AS RESTATED)

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

At December 31, 2021, the Company had working capital of $477,051.

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

Of the net proceeds of our initial public offering and the sale of the private placement units, only $682,250 was available to us initially outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.00 per share (or less in certain circumstances) on our redemption of our public shares, and our rights and warrants will expire worthless. In such case, our public shareholders may only receive $10.00 per share, and our rights and warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

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

For the year ended December 31, 2021, net cash generated from the IPO and private placement units and held outside of the trust was used in operating activities was $142,451. At December 31, 2021, the Company had working capital as $477,051.

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

None.

Item 9A. Controls and Procedures. (As Restated)

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2021.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2021, relating to ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified in previously issued financial statements, such as the misclassification of the trust account balance and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively. We concluded that the failure to timely identify such accounting errors constituted material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2021.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished overtime, and we can offer no assurance that these initiatives will ultimately have the intended effects, or that any additional material weaknesses or of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(1)	The Financial statements listed on the Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Alpha Star Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Alpha Star Acquisition Corporation (the Company) as of December 31, 2021, and the related statement of operations, stockholders’ deficit, and cash flows as of and for the period from March 11, 2021 to December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 11, 2021 through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Mater - Restatement

As discussed in Note 1 to the financial statements, the accompanying balance sheets as of December 31, 2021 and December 15, 2021 have been restated to correct misstatements.

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

Irvine, California

March 29, 2022, except for Note 1 as to which the date is June 18, 2024

Alpha Star Acquisition Corporation
Balance Sheet

As of December 31, 2021
(As Restated)
Assets
Current assets:
Cash in escrow	$387,858
Prepaid expenses	142,192
Total current assets	530,050
Noncurrent assets:
Marketable securities held in Trust Account	115,000,744
Total noncurrent assets	115,000,744

Total assets	$115,530,794

Liabilities and stockholders’ equity
Current liabilities:
Accrued expenses	$52,999
Total current liabilities	52,999
Noncurrent liabilities:
Deferred underwriting commissions	2,875,000
Total noncurrent liabilities	2,875,000

Total liabilities	2,927,999

Commitments and contingencies
Ordinary shares subject to possible redemption, 11,500,000 shares at redemption value of $10.00 per share	115,000,000

Stockholders’ deficit:
Ordinary shares, par value $0.001, authorized 50,000,000 shares; 3,205,000 shares issued and outstanding at December 31, 2021, excluding 11,500,000 shares subject to possible redemption	3,205
Additional paid-in capital	–
Accumulated deficit	(2,400,410)
Total stockholders’ deficit	(2,397,205)
Total liabilities and stockholders’ deficit	$115,530,794

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

Alpha Star Acquisition Corporation
Statement of Stockholder’s Deficit

For the period from March 11, 2021 (inception) to December 31, 2021

	Ordinary shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	deficit
Balance at March 11, 2021 (inception)	-	$-	$-	$-	$-
Issuance of founder shares to sponsor	2,875,000	2,875	22,125	-	25,000
Sales of ordinary shares and over-allotment	11,500,000	11,500	114,988,500	-	115,000,000
Underwriters’ compensation	-	-	(5,175,000)	-	(5,175,000)
Offering costs	-	-	(494,696)	-	(494,696)
Sale of shares to sponsor in private placement	330,000	330	3,299,670	-	3,300,000
Ordinary shares subject to possible redemption	(11,500,000)	(11,500)	(100,066,549)	-	(100,078,049)
Allocation of offering costs related to redeemable shares	-	-	4,934,018	-	4,934,018
Accretion for redeemable shares to redemption value			(17,508,069)	(2,347,901)	(19,855,970)
Net loss	-	-	-	(52,509)	(52,509)
Balance at December 31, 2021	3,205,000	$3,205	$-	$(2,400,410)	$(2,397,205)

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

ALPHA STAR ACQUISITION CORPORATION
NOTES TO THE FINANCIAL STATEMENT (AS RESTATED)

Note 1 – Description of Organization and Business Operations (As Restated)

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

The Company held an Extraordinary General Meeting on January 10, 2024, which approved to amend the Company’s Amended and Restated Memorandum and Articles of Association to (i) extend the date by which the Company must consummate a business combination to September 15, 2024 (33 months from the consummation of the IPO) (the “Combination Period”); (ii) allow the Company to undertake an initial business combination with an entity or business (“Target Business”), with a physical presence, operation, or other significant ties to China (a “China-based Target”) or which may subject the post-business combination business or entity to the laws, regulations and policies of China (including Hong Kong and Macao), or an entity or business that conducts operations in China through variable interest entities, or VIEs, pursuant to a series of contractual arrangements (“VIE Agreements”) with the VIE and its shareholders on one side, and a China-based subsidiary of the China-based Target (the “WFOE”), on the other side (the “Target Limitation Amendment Proposal”); and (iii) eliminate the limitation that the Company shall not redeem its public shares to the extent that such redemption would result in the ordinary shares, or the securities of any entity that succeeds the Company as a public company, becoming “penny stock” (as defined in accordance with Rule 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), or cause the Company to not meet any greater net tangible asset or cash requirement which may be contained in the agreement relating to a Business Combination (the “Redemption Limitation Amendment Proposal”).

The Trust Account

As of December 15, 2021, a total of $115,682,250 of the net proceeds from the IPO and the Private Placement transaction completed with the Sponsor was deposited in a trust account established for the benefit of the Company’s public shareholders with Wilmington Trust, National Association acting as trustee. The amount exceeding $115,000,000, $682,250 had been transfer to the Company’s escrow cash account as its working capital. As of December 31, 2021, the Company had amount of $115,000,744 for marketable security held in Trust Account in noncurrent asset.

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

Liquidity and Going Concern

As of December 31, 2021, the Company had cash $387,858 in its escrow account, and working capital as $477,051.

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

Restatement on Previously Issued Financial Statements

In connection with the preparation of the 10-K for the year ended December 31, 2023, management of the Company identified that cash held in Trust Account (marketable securities held in Trust Account) and deferred underwriting commissions were improperly classified as current assets and current liabilities instead of noncurrent assets and noncurrent liabilities, respectively. In accordance with FASB ASC Topic 210 Balance Sheet, the fund held in the Trust Account should not be classified as current assets as it will be used for other than current operation purposes, and deferred offering commissions should not be classified as current liabilities as it will be settled out of the funds held in the Trust Account, the misclassification resulted in an overstatement of current assets and current liabilities, and an understatement of non-current assets and non-current liabilities.

The following table illustrates the impact of the restatement of the cash held in Trust Account (marketable securities held in Trust Account) and deferred underwriting commissions on the Company’s balance sheets as of December 31, 2021 and December 15, 2021:

As December 31, 2021:	As Previously Reported	Adjustment	As Restated
Current assets:
Marketable securities held in Trust Account	$115,000,744	$(115,000,744)	$-
Total current assets	115,530,794	(115,000,744)	530,050
Noncurrent assets:
Marketable securities held in Trust Account	-	115,000,744	115,000,744
Total noncurrent assets	-	115,000,744	115,000,744
Total assets	$115,530,794	$-	$115,530,794

Current liabilities:
Deferred underwriting commissions	$2,875,000	$(2,875,000)	$-
Total current liabilities	2,927,999	(2,875,000)	52,999
Noncurrent liabilities:
Deferred underwriting commissions	-	2,875,000	2,875,000
Total noncurrent liabilities	-	2,875,000	2,875,000
Total liabilities	$2,927,999	$-	$2,927,999

As December 15, 2021:	As Previously Reported	Adjustment	As Restated
Current assets:
Cash held in Trust Account	$115,682,250	$(115,000,000)	$682,250
Total current assets	115,752,738	(115,000,000)	752,738
Noncurrent assets:
Cash held in Trust Account	-	115,000,000	115,000,000
Total noncurrent assets	-	115,000,000	115,000,000
Total assets	$115,752,738	$-	$115,752,738

Current liabilities:
Deferred underwriting commissions	$2,875,000	$(2,875,000)	$-
Total current liabilities	3,084,134	(2,875,000)	209,134
Noncurrent liabilities:
Deferred underwriting commissions	-	2,875,000	2,875,000
Total noncurrent liabilities	-	2,875,000	2,875,000
Total liabilities	$3,084,134	$-	$3,084,134

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

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. At December 31, 2021, the Company had $115,000,744 cash in marketable securities held in the trust account.

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

The underwriters are entitled to a deferred underwriting commission of 2.5% of the gross proceeds of the IPO, or $2,875,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. As of December 31, 2021, the Company has the deferred underwriting commissions $2,875,000.

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

We here by file as part of this Amendment the exhibits listed in the attached Exhibit Index, which supplement the exhibits filed and furnished with the 2021 Form 10-K. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549.

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

ITEM 16. Form 10-K Summary

None.

53

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of June 18, 2024.

ALPHA STAR ACQUISITION CORPORATION

By:	/s/ Zhe Zhang
Zhe Zhang
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Zhe Zhang	Chairman of the Board, Chief Executive Officer
Zhe Zhang	(Principal Executive Officer)	June 18, 2024

/s/ Guojian Chen	Chief Financial Officer
Guojian Chen	(Principal Financial Officer)	June 18, 2024

/s/ Patrick Swint	Director
Patrick Swint		June 18, 2024

/s/ Xiaofeng Zhou	Director
Xiaofeng Zhou		June 18, 2024

/s/ Huei-Ching Huang	Director
Huei-Ching Huang		June 18, 2024

54