Form 10-Q/A
period 2022-03-31
Alpha Star Acquisition Corp
filed 2024-06-18
CIK 1865111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of May 6, 2022 and June 18, 2024, there were 14,705,000 and 8,948,580 ordinary shares, respectively, with par value of $0.001, issued and outstanding (assuming all of the units issued in our initial public offering completed on December 15, 2021 were split on such date).

EXPLANATORY NOTE

Alpha Star Acquisition Corporation (the “Company”, “we”, “our”, or “us”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the “Q1 2022 Form 10-Q”), as filed with the Securities and Exchange Commission on May 13, 2022, to (i) restate its financial statements as of March 31, 2022, which should no longer be relied on and being restated herein; and (ii) describe the restatement and its impact on previously reported amounts.

In connection with the Company’s preparation of its annual report on Form 10-K for the year ended December 31, 2023, management identified that cash held in the trust account (marketable securities held in the Trust Accounts) and deferred underwriting commissions payable were improperly classified as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively, as of March 31, 2022. As of March 31, 2022, this incorrect classification resulted in an overstatement of current assets by $115,010,130, an understatement of non-current assets by $115,010,130, an overstatement of current liabilities by $2,875,000, and an understatement of non-current liabilities by $2,875,000.

Management concluded that the balance sheet errors above constituted material weaknesses in internal control over financial reporting.

In light of these material weaknesses, the Audit Committee of the Company’s Board of Directors, in consultation with the Company’s management, concluded that the Company’s 1) audited financial statements as of and for the year ended December 31, 2021 and December 31, 2022; 2) the unaudited financial statements as of and for the quarters ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023; and 3) the audited balance sheet as of December 15, 2021 filed within the Current Report on Form 8-K dated December 21, 2021 should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for each such period (collectively, the “Restatements”)

We are filing this Amendment to amend and restate the Q1 2022 Form 10-Q with modifications as necessary to reflect these restatements. The following items have been amended to reflect the restatements:

Part I, Item 1. Financial Statements and Supplementary Data

Part I, Item 4. Controls and Procedures

Part II, Item 6. Exhibits

This Amendment includes new certifications by our principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 dated as of this filing in connection with this Form 10-Q/A as exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

Except as described above, no other information included in the Q1 2022 Form 10-Q is being amended or updated by this Amendment and, other than as described herein, this Amendment does not purport to reflect any information or events subsequent to the Original Financial Statements. This Amendment continues to describe the conditions as of the date of the Original Financial Statements and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Financial Statements. Accordingly, this Amendment should be read in conjunction with the Original Financial Statements and with our filings with the SEC subsequent to the Financial Statements.

ALPHA STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

ALPHA STAR ACQUISITION CORPORATION

BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31,
	(As Restated)	2021
ASSETS
Current assets:
Cash in escrow	$188,773	$387,858
Prepaid expense	105,206	142,192
Total current assets	293,979	530,050
Noncurrent assets:
Marketable securities held in trust account	115,010,130	115,000,744
Total noncurrent assets	115,010,130	115,000,744
TOTAL ASSETS	$115,304,109	$115,530,794

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$5,793	$52,999
Total current liabilities	5,793	52,999
Noncurrent liabilities:
Deferred underwriting commissions	2,875,000	2,875,000
Total noncurrent liabilities	2,875,000	2,875,000
Total liabilities	2,880,793	2,927,999

Commitments and contingencies
Ordinary shares subject to possible redemption, 11,500,000 shares at redemption value of $10.00 per share	115,000,000	115,000,000

Stockholders’ Deficit:
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 3,205,000 and 3,205,000 shares issued and outstanding at March 31, 2022 and December 31, 2021 respectively, excluding 11,500,000 shares subject to possible redemption	3,205	3,205
Additional paid-in capital	-	-
Accumulated deficit	(2,579,889)	(2,400,410)

Total stockholders’ deficit	(2,576,684)	(2,397,205)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$115,304,109	$115,530,794

The accompanying notes are an integral part of the unaudited financial statements.

Alpha Star Acquisition Corporation
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31, 2022	For the Period from March 11, 2021 (inception) to March 31, 2021
Formation and operational costs	$188,865	$-
Loss from operation costs	188,865	-

Other income:
Interest income	9,386	-

Total other income	9,386	-

Loss before income taxes	(179,479)	-

Net Loss	$(179,479)	$-

Basic and diluted weighted average shares outstanding – ordinary shares subject to redemption	$11,500,000	$-
Basic and diluted net loss per share	$(0.01)	$-

Basic and diluted weighted average shares outstanding – non redeemable ordinary shares(1)	3,205,000	2,875,000
Basic and diluted net loss per share	$(0.01)	$0.00

(1)	Retrospectively restated for the 1 founder share issuance and cancellation; 2,875,000 shares to the Company by the Sponsor for $25,000 in April 2021, including of up to 375,000 shares subject to forfeiture, as over-allotment option was fully exercised by the underwriters.

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

Period ended from March 11, 2021 (Inception) to March 31, 2021

	Ordinary shares		Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 11, 2021 (inception)	-	$-	$-	$-	$-
Issuance of founder share to Sponsor(1)	1	-	-	-	-
Cancellation of founder Share to Sponsor(1)	(1)	-	-	-	-
Issuance of ordinary shares to Sponsor(1)	2,875,000	2,875	22,125	-	25,000
Balance at March 31, 2021	2,875,000	$2,875	$22,125	$-	$25,000

(1)	Retrospectively restated for the 1 founder share issuance and cancellation; 2,875,000 shares to the Company by the Sponsor for $25,000 in April 2021, including of up to 375,000 shares subject to forfeiture, as over-allotment option was fully exercised by the underwriters.

Three months ended March 31, 2022

	Ordinary shares		Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	3,205,000	$3,205	$-	$(2,400,410)	$(2,397,205)
Net loss	-	-	-	(179,479)	(179,479)
Balance at March 31, 2022	3,205,000	$3,205	$-	$(2,579,889)	$(2,576,684)

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

ALPHA STAR ACQUISITION CORPORATION

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (AS RESTATED)

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

The Trust Account

As of December 15, 2021, a total of $115,682,250 of the net proceeds from the IPO and the Private Placement transaction completed with the Sponsor was deposited in a trust account established for the benefit of the Company’s public stockholders with Wilmington Trust, National Association acting as trustee. The amount exceeding $115,000,000, $682,250, had been transfer to the Company’s escrow cash account as its working capital. At March 31, 2022, the Company had working capital of $288,186.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had cash $188,773 in its escrow account and working capital of $288,186.

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

The following table illustrates the impact of the restatement of the cash held in Trust Account (marketable securities held in Trust Account) and deferred underwriting commissions on the Company’s balance sheet as of March 31, 2022:

As March 31, 2022:	As Previously Reported	Adjustment	As Restated
Current assets:
Marketable securities held in Trust Account	$115,010,130	$(115,010,130)	$-
Total current assets	115,304,109	(115,010,130)	293,979
Noncurrent assets:
Cash held in Trust Account	-	115,010,130	115,010,130
Total noncurrent assets	-	115,010,130	115,010,130
Total assets	$115,304,109	$-	$115,304,109

Current liabilities:
Deferred underwriting commissions	$2,875,000	$(2,875,000)	$-
Total current liabilities	2,880,793	(2,875,000)	5,793
Noncurrent liabilities:
Deferred underwriting commissions	-	2,875,000	2,875,000
Total noncurrent liabilities	-	2,875,000	2,875,000
Total liabilities	$2,880,793	$-	$2,880,793

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statement of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Annual Report for the year ended December 31, 2021, which are included in Form 10-K filed on March 30, 2022 and amended in the Form 10-K/A filed on June 18, 2024.

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

The underwriters are entitled to a deferred underwriting commission of 2.5% of the gross proceeds of the IPO, or $2,875,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The Company has the deferred underwriting commissions $2,875,000 and $2,875,000 as of March 31, 2022 and December 31, 2021, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES (AS RESTATED)

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022.

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

We have identified a material weakness in our internal control over financial reporting as of March 31, 2022, relating to ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified in previously issued financial statements, such as the misclassification of the trust account balance and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively. We concluded that the failure to timely identify such accounting errors constituted material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Amendment.

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA STAR ACQUISITION CORPORATION

Date: June 18, 2024		/s/ Zhe Zhang
	Name:	Zhe Zhang
	Title:	Chief Executive Officer (Principle Executive Officer)

Date: June 18, 2024		/s/ Guojian Chen
	Name:	Guojian Chen
	Title:	Chief Financial Officer (Principle Financial Officer)

