Form 10-Q/A
period 2022-06-30
Alpha Star Acquisition Corp
filed 2024-06-18
CIK 1865111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of July 22, 2022 and June 18, 2024, there were 14,705,000 and 8,948,580 ordinary shares, respectively, with par value of $0.001, issued and outstanding (assuming all of the units issued in our initial public offering completed on December 15, 2021 were split on such date).

EXPLANATORY NOTE

Alpha Star Acquisition Corporation (the “Company”, “we”, “our”, or “us”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (the “Q2 2022 Form 10-Q”), as filed with the Securities and Exchange Commission on August 12, 2022, to (i) restate its financial statements as of June 30, 2022, which should no longer be relied on and being restated herein; and (ii) describe the restatement and its impact on previously reported amounts.

In connection with the Company’s preparation of its annual report on Form 10-K for the year ended December 31, 2023, management identified that cash held in the trust account (marketable securities held in the Trust Accounts) and deferred underwriting commissions payable were improperly classified as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively, as of June 30, 2022. As of June 30, 2022, this incorrect classification resulted in an overstatement of current assets by $115,173,461, an understatement of non-current assets by $115,173,461, an overstatement of current liabilities by $2,875,000, and an understatement of non-current liabilities by $2,875,000.

Management concluded that the balance sheet errors above constituted material weaknesses in internal control over financial reporting.

In light of these material weaknesses, the Audit Committee of the Company’s Board of Directors, in consultation with the Company’s management, concluded that the Company’s 1) audited financial statements as of and for the year ended December 31, 2021 and December 31, 2022; 2) the unaudited financial statements as of and for the quarters ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023; and 3) the audited balance sheet as of December 15, 2021 filed within the Current Report on Form 8-K dated December 21, 2021 should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for each such period (collectively, the “Restatements”)

We are filing this Amendment to amend and restate the Q2 2022 Form 10-Q with modifications as necessary to reflect these restatements. The following items have been amended to reflect the restatements:

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

Except as described above, no other information included in the Q2 2022 Form 10-Q is being amended or updated by this Amendment and, other than as described herein, this Amendment does not purport to reflect any information or events subsequent to the Original Financial Statements. This Amendment continues to describe the conditions as of the date of the Original Financial Statements and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Financial Statements. Accordingly, this Amendment should be read in conjunction with the Original Financial Statements and with our filings with the SEC subsequent to the Financial Statements.

ALPHA STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

ALPHA STAR ACQUISITION CORPORATION

BALANCE SHEETS

(Unaudited)

	June 30, 2022 (As Restated)	December 31, 2021
ASSETS
Current assets:
Cash in escrow	$175,666	$387,858
Prepaid expense	67,808	142,192
Total current asset	243,474	530,050
Noncurrent assets:
Marketable securities held in trust account	115,173,461	115,000,744
Total noncurrent assets	115,173,461	115,000,744
TOTAL ASSETS	$115,416,935	$115,530,794

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$133,939	$52,999
Total current liabilities	133,939	52,999
Noncurrent liabilities:
Deferred underwriting commissions	2,875,000	2,875,000
Total noncurrent liabilities	2,875,000	2,875,000
Total liabilities	3,008,939	2,927,999

Commitments and contingencies
Ordinary shares subject to possible redemption, 11,500,000 shares at redemption value of $10.02 and $10.00 per share for June 30, 2022 and December 31, 2021, respectively	115,173,461	115,000,000

Stockholders’ Deficit:
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 3,205,000 and 3,205,000 shares issued and outstanding at June 30, 2022 and December 31, 2021 respectively, excluding 11,500,000 shares subject to possible redemption	3,205	3,205
Additional paid-in capital	-	-
Accumulated deficit	(2,768,670)	(2,400,410)

Total stockholders’ deficit	(2,765,465)	(2,397,205)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$115,416,935	$115,530,794

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2022 (Unaudited)	For the Three Months Ended June 30, 2021 (Unaudited)	For the Six Months Ended June 30, 2022 (Unaudited)	For the Period from March 11, 2021 (inception) to June 30, 2021 (Unaudited)
Formation and operational costs	$178,656	$11,050	$367,521	$11,050
Loss from operation costs	178,656	11,050	367,521	11,050

Operating income (loss)	(178,656)	(11,050)	(367,521)	(11,050)

Other income (expenses):
Interest income	163,331	-	172,717	-
Other income (loss), net	5	-	5	-
Total other income	163,336	-	172,722	-

Income (loss) before income taxes	(15,320)	(11,050)	(194,799)	(11,050)

Income tax (benefit) expense	-	-	-	-
Net Loss	$(15,320)	$(11,050)	$(194,799)	$(11,050)

Basic and diluted weighted average shares outstanding – ordinary shares subject to redemption	11,500,000	-	11,500,000	-
Basic and diluted net loss per share	$0.00	$-	$(0.01)	$-

Basic and diluted weighted average shares outstanding – Non-redeemable ordinary shares(1)	3,205,000	2,875,000	3,205,000	2,875,000
Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

(1)	Retrospectively restated for the 1 founder share issuance and cancellation; 2,875,000 shares to the Company by the Sponsor for $25,000 in April 2021, including of up to 375,000 shares subject to forfeiture, as over-allotment option was fully exercised by the underwriters.

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

The Trust Account

As of December 15, 2021, a total of $115,682,250 of the net proceeds from the IPO and the Private Placement transaction completed with the Sponsor was deposited in a trust account established for the benefit of the Company’s public stockholders with Wilmington Trust, National Association acting as trustee. The amount exceeding $115,000,000, $682,250, had been transfer to the Company’s escrow cash account as its working capital. At June 30, 2022, the Company had working capital of $109,535.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had cash $175,666 in its escrow account and working capital of $109,535.

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

The following table illustrates the impact of the restatement of the cash held in Trust Account (marketable securities held in Trust Account) and deferred underwriting commissions on the Company’s balance sheet as of June 30, 2022:

As June 30, 2022:	As Previously Reported	Adjustment	As Restated
Current assets:
Marketable securities held in Trust Account	$115,173,461	$(115,173,461)	$-
Total current assets	115,416,935	(115,173,461)	243,474
Noncurrent assets:
Cash held in Trust Account	-	115,173,461	115,173,461
Total noncurrent assets	-	115,173,461	115,173,461
Total assets	$115,416,935	$-	$115,416,935

Current liabilities:
Deferred underwriting commissions	$2,875,000	$(2,875,000)	$-
Total current liabilities	3,008,939	(2,875,000)	133,939
Noncurrent liabilities:
Deferred underwriting commissions	-	2,875,000	2,875,000
Total noncurrent liabilities	-	2,875,000	2,875,000
Total liabilities	$3,008,939	$-	$3,008,939

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

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended June 30, 2022 (Unaudited)	For the Three Months Ended June 30, 2021 (Unaudited)	For the Six Months Ended June 30, 2022 (Unaudited)	For the Period from March 11, 2021 (inception) to June 30, 2021 (Unaudited)
Net Loss	$(15,320)	$(11,050)	$(194,799)	$(11,050)
Remeasurement to redemption value	$(172,717)	$-	$(172,717)	$-
Net loss including accretion of temporary equity to redemption value	$(188,037)	$-	$(367,516)	$-

	For the Three Months Ended June 30, 2022 (Unaudited)		For the Three Months Ended June 30, 2021 (Unaudited)		For the Six Months Ended June 30, 2022 (Unaudited)		For the Period from March 11, 2021 (inception) to June 30, 2021 (Unaudited)
	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(40,983)	$(147,054)	$(11,050)	$-	$(80,101)	$(287,415)	$(11,050)	$-
Accretion of temporary equity	$-	$172,171	$-	$-	$-	$172,717	$-	$-
Allocation of net income (loss)	$(40,983)	$25,663	$(11,050)	$-	$(80,101)	$(114,698)	$(11,050)	$-

Denominators:
Weighted-average shares outstanding	3,205,000	11,500,000	2,875,000	-	3,205,000	11,500,000	2,875,000	-
Basic and diluted net income (loss) per share	$(0.01)	$0.00	$(0.00)	$-	$(0.02)	$(0.01)	$(0.00)	$-

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

The underwriters are entitled to a deferred underwriting commission of 2.5% of the gross proceeds of the IPO, or $2,875,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The Company has the deferred underwriting commissions $2,875,000 and $2,875,000 as liabilities as of June 30, 2022 and December 31, 2021, respectively.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2022.

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

We have identified a material weakness in our internal control over financial reporting as of June 30, 2022, relating to ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified in previously issued financial statements, such as the misclassification of the trust account balance and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively. We concluded that the failure to timely identify such accounting errors constituted material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2022.

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

