Form 10-Q/A
period 2022-09-30
Alpha Star Acquisition Corp
filed 2024-06-18
CIK 1865111

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of November 9, 2022 and June 18, 2024, there were 14,705,000 and 8,948,580 ordinary shares, respectively, with par value of $0.001, issued and outstanding (assuming all of the units issued in our initial public offering completed on December 15, 2021 were split on such date).

EXPLANATORY NOTE

Alpha Star Acquisition Corporation (the “Company”, “we”, “our”, or “us”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (the “Q3 2022 Form 10-Q”), as filed with the Securities and Exchange Commission on November 10, 2022, to (i) restate its financial statements as of September 30, 2022, which should no longer be relied on and being restated herein; and (ii) describe the restatement and its impact on previously reported amounts.

In connection with the Company’s preparation of its annual report on Form 10-K for the year ended December 31, 2023, management identified that cash held in the trust account (marketable securities held in the Trust Accounts) and deferred underwriting commissions payable were improperly classified as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively, as of September 30, 2022. As of September 30, 2022, this incorrect classification resulted in an overstatement of current assets by $116,077,245, an understatement of non-current assets by $116,077,245, an overstatement of current liabilities by $2,875,000, and an understatement of non-current liabilities by $2,875,000.

Management concluded that the balance sheet errors above constituted material weaknesses in internal control over financial reporting.

In light of these material weaknesses, the Audit Committee of the Company’s Board of Directors, in consultation with the Company’s management, concluded that the Company’s 1) audited financial statements as of and for the year ended December 31, 2021 and December 31, 2022; 2) the unaudited financial statements as of and for the quarters ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023; and 3) the audited balance sheet as of December 15, 2021 filed within the Current Report on Form 8-K dated December 21, 2021 should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for each such period (collectively, the “Restatements”)

We are filing this Amendment to amend and restate the Q3 2022 Form 10-Q with modifications as necessary to reflect these restatements. The following items have been amended to reflect the restatements:

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

Except as described above, no other information included in the Q3 2022 Form 10-Q is being amended or updated by this Amendment and, other than as described herein, this Amendment does not purport to reflect any information or events subsequent to the Original Financial Statements. This Amendment continues to describe the conditions as of the date of the Original Financial Statements and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Financial Statements. Accordingly, this Amendment should be read in conjunction with the Original Financial Statements and with our filings with the SEC subsequent to the Financial Statements.

ALPHA STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA STAR ACQUISITION CORPORATION

BALANCE SHEETS

(Unaudited)

	September 30, 2022
	(As Restated)	December 31, 2021
ASSETS
Current assets:
Cash in escrow	$130,166	$387,858
Prepaid expense	30,000	142,192
Total current assets	160,166	530,050
Noncurrent assets:
Marketable securities held in trust account	116,077,245	115,000,744
Total noncurrent assets	116,077,245	115,000,744
TOTAL ASSETS	$116,237,411	$115,530,794

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$155,614	$52,999
Promissory note – related party	383,333	-
Total current liabilities	538,947	52,999
Noncurrent liabilities:
Deferred underwriting commissions	2,875,000	2,875,000
Total noncurrent liabilities	2,875,000	2,875,000
Total liabilities	3,413,947	2,927,999

Commitments and contingencies
Ordinary shares subject to possible redemption, 11,500,000 shares at redemption value of $10.09 and $10.00 per share for September 30, 2022 and December 31, 2021, respectively	116,077,245	115,000,000

Stockholders’ Deficit:
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 3,205,000 and 3,205,000 shares issued and outstanding at September 30, 2022 and December 31, 2021 respectively, excluding 11,500,000 shares subject to possible redemption	3,205	3,205
Additional paid-in capital	-	-
Accumulated deficit	(3,256,986)	(2,400,410)

Total stockholders’ deficit	(3,253,781)	(2,397,205)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$116,237,411	$115,530,794

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

The Trust Account

As of December 15, 2021, a total of $115,682,250 of the net proceeds from the IPO and the Private Placement transaction completed with the Sponsor was deposited in a trust account established for the benefit of the Company’s public stockholders with Wilmington Trust, National Association acting as trustee. The amount exceeding $115,000,000, $682,250, had been transfer to the Company’s escrow cash account as its working capital. At September 30, 2022, the Company had working capital deficiencies of $378,781.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had cash $130,166 in its escrow account and working capital deficiencies of $378,781.

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

The following table illustrates the impact of the restatement of the cash held in Trust Account (marketable securities held in Trust Account) and deferred underwriting commissions on the Company’s balance sheet as of September 30, 2022:

As September 30, 2022:	As Previously Reported	Adjustment	As Restated
Current assets:
Marketable securities held in Trust Account	$116,077,245	$(116,077,245)	$-
Total current assets	116,237,411	(116,077,245)	160,166
Noncurrent assets:
Cash held in Trust Account	-	116,077,245	116,077,245
Total noncurrent assets	-	116,077,245	116,077,245
Total assets	$116,237,411	$-	$116,237,411

Current liabilities:
Deferred underwriting commissions	$2,875,000	$(2,875,000)	$-
Total current liabilities	3,413,947	(2,875,000)	538,947
Noncurrent liabilities:
Deferred underwriting commissions	-	2,875,000	2,875,000
Total noncurrent liabilities	-	2,875,000	2,875,000
Total liabilities	$3,413,947	$-	$3,413,947

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

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Period from March 11, 2021 (inception) to September 30, 2021
Net income (Loss)	$415,467	$(800)	$220,668	$(11,850)
Remeasurement to redemption value – interest income earned	(520,450)		(693,167)
Remeasurement to redemption value – extension fee	(383,333)	-	(383,333)	-
Net loss including accretion of temporary equity to redemption value	$(488,316)	$-	$(855,832)	$-

	For the Three Months Ended September 30, 2022 (Unaudited)		For the Three Months Ended September 30, 2021 (Unaudited)		For the Nine Months Ended September 30, 2022 (Unaudited)		For the Period from March 11, 2021 (inception) to September 30, 2021 (Unaudited)
	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(106,430)	$(381,886)	$(800)	$-	$(186,531)	$(669,531)	$(11,850)	$-
Accretion of extension fee	-	383,333	-	-	-	383,333	-	-
Accretion of temporary equity- interest income earned	-	520,450	-	-	-	693,167	-	-
Allocation of net income (loss)	$(106,430)	$521,897	$(800)	$-	$(186,531)	$407,199	$(11,850)	$-
Denominators:
Weighted-average shares outstanding	3,205,000	11,500,000	2,875,000	-	3,205,000	11,500,000	2,875,000	-
Basic and diluted net income (loss) per share	$(0.03)	$0.05	$(0.00)	$-	$(0.06)	$0.04	$(0.00)	$-

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

The underwriters are entitled to a deferred underwriting commission of 2.5% of the gross proceeds of the IPO, or $2,875,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The Company has the deferred underwriting commissions of $2,875,000 and $2,875,000 as of September 30, 2022 and December 31, 2021, respectively.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2022.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2022, relating to ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified in previously issued financial statements, such as the misclassification of the trust account balance and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively. We concluded that the failure to timely identify such accounting errors constituted material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2022.

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

