Form 10-K/A
period 2022-12-31
Alpha Star Acquisition Corp
filed 2024-06-18
CIK 1865111

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

The number of shares and aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s second fiscal quarter of 2022 were 11,500,000 and $114,195,000 respectively.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock (ordinary shares), as of the latest practicable date: On March 30, 2023 and June 18, 2024, there were 14,705,000 and 8,948,580 ordinary shares outstanding of the registrant, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

None.

EXPLANATORY NOTE

Alpha Star Acquisition Corporation (the “Company”, “we”, “our”, or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”), as filed with the Securities and Exchange Commission on March 31, 2023, to (i) restate its financial statements as of and for the year ended December 31, 2022 and 2021, which should no longer be relied on and being restated herein; and (ii) describe the restatement and its impact on previously reported amounts.

In connection with the Company’s preparation of its annual report on Form 10-K for the year ended December 31, 2023, management identified that cash held in the trust account (marketable securities held in the Trust Accounts) and deferred underwriting commissions payable were improperly classified as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively, as of December 31, 2022. As of December 31, 2022, this incorrect classification resulted in an overstatement of current assets by $118,228,816, an understatement of non-current assets by $118,228,816, an overstatement of current liabilities by $2,875,000, and an understatement of non-current liabilities by $2,875,000.

Management concluded that the balance sheet errors above constituted material weaknesses in internal control over financial reporting.

In light of these material weaknesses, the Audit Committee of the Company’s Board of Directors, in consultation with the Company’s management, concluded that the Company’s 1) audited financial statements as of and for the year ended December 31, 2021 and December 31, 2022; 2) the unaudited financial statements as of and for the quarters ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023; and 3) the audited balance sheet as of December 15, 2021 filed within the Current Report on Form 8-K dated December 21, 2021 should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for each such period (collectively, the “Restatements”)

We are filing this Amendment to amend and restate the 2022 Form 10-K with modifications as necessary to reflect these restatements. The following items have been amended to reflect the restatements:

Part I. Item 1. Business

Part II, Item 9A. Controls and Procedures

Part IV, Item 15. Exhibits and Financial Statement Schedules

This Amendment includes new certifications by our principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 dated as of this filing in connection with this Form 10-K/A as exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

Except as described above, no other information included in the 2022 Form 10-K is being amended or updated by this Amendment and, other than as described herein, this Amendment does not purport to reflect any information or events subsequent to the Original Financial Statements. This Amendment continues to describe the conditions as of the date of the Original Financial Statements and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Financial Statements. Accordingly, this Amendment should be read in conjunction with the Original Financial Statements and with our filings with the SEC subsequent to the Financial Statements.

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

At December 31, 2022, the Company had working capital deficit of $1,643,890.

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

For the year ended December 31, 2022, net cash used in operating activities was $276,867. At December 31, 2022, the Company had working capital deficit as $1,643,890.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures. (As Restated)

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2022.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2022, relating to ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified in previously issued financial statements, such as the misclassification of the trust account balance and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively. We concluded that the failure to timely identify such accounting errors constituted material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2022.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(3)	Approximate Percentage of Outstanding Shares(3)
A-Star Management Corporation(2)	3,205,000	21.88%
Zhe Zhang(2)	3,205,000	21.88%
Guojian Chen(4)	-	-
Konstantin A. Sokolov(4)	-	-
Xiaofeng Zhou(4)	-	-
Huei-Ching Huang(4)	-	-
Steven Markscheid(4)	-	-
All directors and officers as a group (6 individuals)	3,205,000	21.88%

5% or greater beneficial owners
Lighthouse Investment Partners, LLC(5)	1,004,081	8.73%
Weiss Asset Management LP(6)	860,000	5.85%
Saba Capital Management, L.P.(7)	769,511	5.2%
Mizuho Financial Group, Inc.(8)	1,027,250	7%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is 80 Broad Street, 5th Floor, New York, New York 10004.

(2)	Represents 2,875,000 founder ordinary shares and 330,000 private placement ordinary shares held by A-Star Management Corporation, our sponsor. Mr. Zhe Zhang, our Chairman and Chief Executive Officer, is the sole director of our sponsor, have voting and dispositive power of the ordinary shares. The address for our sponsor is Craigmuir Chambers, PO Box 71, Road Town, Tortola, VG 1110 British Virgin Islands.

(3)	Based upon 14,705,000 ordinary shares outstanding. Includes the 330,000 private placement units (and the component parts) purchased by our sponsor simultaneously with the consummation of our initial public offering.

(4)	Such individual does not beneficially own any of our ordinary shares. However, such individual has a pecuniary interest in our ordinary shares through his ownership of shares of our sponsor.

(5)	Based on information contained in a Schedule 13G/A filed on February 14, 2023.

(6)	Based on information contained in the Schedule 13G filed on February 7, 2022 by Weiss Asset Management, WAM GP, and Andrew Weiss. Each reporting person has shared power to vote 860,000 ordinary shares and shared the power to dispose of 860,000 shares. The business address for each reporting person is 222 Berkeley St., 16th Floor, Boston, Massachusetts 02116.

(7)	Based on information contained in the Schedule 13G/A filed on February 14, 2023.

(8)	Based on information contained in the Schedule 13G filed on February 14, 2023.

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

(1)	The Financial statements listed on the Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Alpha Star Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alpha Star Acquisition Corporation (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2022 and for the period from March 11, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022, and for the period from March 11, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Mater - Restatement

As discussed in Note 1 to the financial statements, the accompanying balance sheet as of December 31, 2022 has been restated to correct misstatements.

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

Irvine, California

March 30, 2023, except for Note 1 as to which the date is June 18, 2024

Alpha Star Acquisition Corporation

Balance Sheets

	As of December 31, 2022	As of December 31,
	(As Restated)	2021
Assets
Current assets:
Cash in escrow	$110,991	$387,858
Prepaid expenses	-	142,192
Total current assets	110,991	530,050
Noncurrent assets:
Marketable securities held in trust account	118,228,816	115,000,744
Total noncurrent assets	118,228,816	115,000,744

Total assets	$118,339,807	$115,530,794

Liabilities and stockholders’ deficit
Current liabilities:
Accrued expenses	$199,852	$52,999
Promissory note - related party	1,533,332	-
Due to Directors	21,697	-
Total current liabilities	1,754,881	52,999
Noncurrent liabilities:
Deferred underwriting commissions	2,875,000	2,875,000
Total noncurrent liabilities	2,875,000	2,875,000

Total liabilities	4,629,881	2,927,999

Commitments and contingencies
Ordinary shares subject to possible redemption, 11,500,000 and 11,500,000 shares at redemption value of $10.28 and $10.00 per share as of December 31, 2022 and 2021, respectively	118,228,816	115,000,000

Stockholders’ deficit:
Ordinary shares, par value $0.001, authorized 50,000,000 shares; 3,205,000 shares issued and outstanding at December 31, 2021, excluding 11,500,000 shares subject to possible redemption	3,205	3,205
Additional paid-in capital	-	–
Accumulated deficit	(4,522,095)	(2,400,410)
Total stockholders’ deficit	(4,518,890)	(2,397,205)
Total liabilities and stockholders’ deficit	$118,339,807	$115,530,794

The accompanying notes are an integral part of the financial statements.

Alpha Star Acquisition Corporation

Statements of Operations

	For the Year Ended December 31, 2022	For the period from March 11, 2021 (inception) to December 31, 2021
Formation and operational costs	$587,614	$53,258
Loss from operation costs	587,614	53,258

Other income
Interest earned on marketable securities held in trust account	1,312,585	749
Other income	5	-
Unrealized gain on marketable securities held in trust account	382,154	-
Total other income	1,694,744	749

Income (loss) before income taxes	1,107,130	(52,509)

Income tax expense	-	-
Net income (loss)	$1,107,130	$(52,509)

Basic and diluted weighted average shares outstanding - ordinary shares subject to redemption	11,500,000	660,473
Basic and diluted net income per share	$0.14	$24.46

Basic and diluted weighted average shares outstanding - non redeemable ordinary shares(1)	3,205,000	2,893,953
Basic and diluted net loss per share	$(0.14)	$(5.60)

(1)	Retrospectively restated for the 1 founder share issuance and cancellation; 2,875,000 shares to the Company by the Sponsor for $25,000 in April 2021, including of up to 375,000 shares subject to forfeiture, as over-allotment option was fully exercised by the underwriters.

Alpha Star Acquisition Corporation

Statements of Stockholders’ Deficit

For the year ended December 31, 2022 and the period ended from March 11, 2021 (inception) to December 31, 2021

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	3,205,000	$3,205	$-	$(2,400,410)	$(2,397,205)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on trust account)	-	-	-	$(1,695,483)	(1,695,483)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	$(1,533,332)	(1,533,332)
Net income	-	-	-	$1,107,130	1,107,130
Balance at December 31, 2022	3,205,000	$3,205	$-	$(4,522,095)	$(4,518,890)

			Additional		Total
	Ordinary shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balance at March 11, 2021 (inception)	-	$-	$-	$-	$-
Issuance of founder shares to sponsor	2,875,000	2,875	22,125	-	25,000
Sales of ordinary shares and over-allotment	11,500,000	11,500	114,988,500	-	115,000,000
Underwriters’ compensation	-	-	(5,175,000)	-	(5,175,000)
Offering costs	-	-	(494,696)	-	(494,696)
Sale of shares to sponsor in private placement	330,000	330	3,299,670	-	3,300,000
Ordinary shares subject to possible redemption	(11,500,000)	(11,500)	(100,066,549)	-	(100,078,049)
Allocation of offering costs related to redeemable shares	-	-	4,934,018	-	4,934,018
Accretion for redeemable shares to redemption value			(17,508,069)	(2,347,901)	(19,855,970)
Net loss	-	-	-	(52,509)	(52,509)
Balance at December 31, 2021	3,205,000	$3,205	-	(2,400,410)	$(2,397,205)

The accompanying notes are an integral part of the financial statements.

Alpha Star Acquisition Corporation

Statements of Cash Flows

	For the year ended December 31, 2022	For the period from March 11, 2021 (inception) to December 31, 2021
Cash flows from operating activities:
Net income (loss)	$1,107,130	$(52,509)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned in trust account	(1,312,585)	(749)
Unrealized gain in trust account	(382,154)	-
Amortization of prepaid expense	142,192	7,808
Net changes in operating assets & liabilities:
Prepaid expenses	-	(150,000)
Accrued expenses	146,853	52,999
Due to Director	21,697	-
Net cash used in operating activities	(276,867)	(142,451)

Cash flows from investing activities:
Investment of cash in trust account	(1,533,332)	(115,000,000)
Net cash used in investing activities	(1,533,332)	(115,000,000)

Cash flows from financing activities:
Proceeds from issuance of founder shares to sponsor	-	25,000
Proceeds from sponsor loan	1,533,332	300,000
Payment of sponsor loan	-	(300,000)
Proceeds from sale of private placement unit	-	3,300,000
Proceeds from sale of units	-	115,000,000
Payment of offering costs	-	(2,794,691)
Net cash provided by financing activities	1,533,332	115,530,309

Net increase in cash and cash equivalents	(276,867)	387,858
Cash and cash equivalents at beginning of period	387,858	–
Cash and cash equivalents at end of period	$110,991	$387,858

Supplemental disclosure of non-cash investing and financing Activities:
Defer underwiring compensation	$-	$2,875,000
Ordinary stock subject to possible redemption	$-	$100,078,049
Reclassification of offering costs related to public shares	$-	$(4,934,018)
Subsequent measurement of ordinary shares subject to redemption against additional paid-in-capital (“APIC”) and accumulated deficit	$3,228,815	$19,855,970

The accompanying notes are an integral part of the financial statements.

ALPHA STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (AS RESTATED)

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

The Trust Account

As of December 15, 2021, a total of $115,682,250 of the net proceeds from the IPO and the Private Placement transaction completed with the Sponsor was deposited in a trust account established for the benefit of the Company’s public shareholders with Wilmington Trust, National Association acting as trustee. The amount exceeding $115,000,000, $682,250 had been transfer to the Company’s escrow cash account as its working capital. At December 31, 2022, the Company had working capital deficit as $1,643,890.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had cash $110,991 in its escrow account, and working capital deficit as $1,643,890.

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

The following table illustrates the impact of the restatement of the cash held in Trust Account (marketable securities held in Trust Account) and deferred underwriting commissions on the Company’s balance sheet as of December 31, 2022:

As December 31, 2022:	As Previously Reported	Adjustment	As Restated
Current assets:
Cash held in Trust Account	$118,228,816	$(118,228,816)	$-
Total current assets	118,339,807	(118,228,816)	110,991
Noncurrent assets:
Cash held in Trust Account	-	118,228,816	118,228,816
Total noncurrent assets	-	118,228,816	118,228,816
Total assets	$118,339,807	$-	$118,339,807

Current liabilities:
Deferred underwriting commissions	$2,875,000	$(2,875,000)	$-
Total current liabilities	4,629,881	(2,875,000)	1,754,881
Noncurrent liabilities:
Deferred underwriting commissions	-	2,875,000	2,875,000
Total noncurrent liabilities	-	2,875,000	2,875,000
Total liabilities	$4,629,881	$-	$4,629,881

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

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and unrealized earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $118,228,816 and $115,000,744 cash in marketable securities held in the trust account and have no claim to withdraw or distribute any funds from the trust account as of December 31, 2022 and 2021, respectively.

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

The net income (loss) per share presented in the statement of operations is based on the following:

	For the year ended December 31, 2022	For the period from March 11, 2021 (inception) to December 31, 2021
Net income (loss)	$1,107,130	$(52,509)
Remeasurement to redemption value – interest income earned	$(1,694,739)	$(19,855,970)
Remeasurement to redemption value – extension fee	$(1,533,332)	-
Net income (loss) including accretion of temporary equity to redemption value	$(2,120,941)	$(19,908,479)

	For the year ended December 31, 2022		For the period from March 11, 2021 (inception) to December 31, 2021
	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(462,266)	$(1,658,675)	$(16,209,143)	$(3,699,335)
Accretion of extension fee	-	1,533,332	-	-
Accretion of temporary equity - interest income earned	-	1,694,739	-	19,855,970
Allocation of net income (loss)	$(462,266)	$1,569,396	$(16,209,143)	$16,156,634

Denominators:
Weighted-average shares outstanding	3,205,000	11,500,000	2,893,953	660,473
Basic and diluted net income (loss) per share	$(0.14)	$0.14	$(5.60)	$24.46

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

The underwriters are entitled to a deferred underwriting commission of 2.5% of the gross proceeds of the IPO, or $2,875,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. As of December 31, 2022 and 2021, the Company has the deferred underwriting commissions $2,875,000.

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

We here by file as part of this Amendment the exhibits listed in the attached Exhibit Index, which supplement the exhibits filed and furnished with the 2022 Form 10-K. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549.

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

ITEM 16. Form 10-K Summary

None.

55

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

56