Form 10-Q/A
period 2023-03-31
Alpha Star Acquisition Corp
filed 2024-06-18
CIK 1865111

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of May 15, 2023 and June 18, 2024 there were 14,705,000 and 8,945,580 ordinary shares, respectively, with par value of $0.001, issued and outstanding (assuming all of the units issued in our initial public offering completed on December 15, 2021 were split on such date).

EXPLANATORY NOTE

Alpha Star Acquisition Corporation (the “Company”, “we”, “our”, or “us”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Q1 2023 Form 10-Q”), as filed with the Securities and Exchange Commission on May 15, 2023, to (i) restate its financial statements as of March 31, 2023, which should no longer be relied on and being restated herein; and (ii) describe the restatement and its impact on previously reported amounts.

In connection with the Company’s preparation of its annual report on Form 10-K for the year ended December 31, 2023, management identified that cash held in the trust account (marketable securities held in the Trust Accounts) and deferred underwriting commissions payable were improperly classified as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively, as of March 31, 2023. As of March 31, 2023, this incorrect classification resulted in an overstatement of current assets by $120,639,708, an understatement of non-current assets by $120,639,708, an overstatement of current liabilities by $2,875,000, and an understatement of non-current liabilities by $2,875,000.

Management concluded that the balance sheet errors above constituted material weaknesses in internal control over financial reporting.

In light of these material weaknesses, the Audit Committee of the Company’s Board of Directors, in consultation with the Company’s management, concluded that the Company’s 1) audited financial statements as of and for the year ended December 31, 2021 and December 31, 2022; 2) the unaudited financial statements as of and for the quarters ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023; and 3) the audited balance sheet as of December 15, 2021 filed within the Current Report on Form 8-K dated December 21, 2021 should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for each such period (collectively, the “Restatements”)

We are filing this Amendment to amend and restate the Q1 2023 Form 10-Q with modifications as necessary to reflect these restatements. The following items have been amended to reflect the restatements:

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

Except as described above, no other information included in the Q1 2023 Form 10-Q is being amended or updated by this Amendment and, other than as described herein, this Amendment does not purport to reflect any information or events subsequent to the Original Financial Statements. This Amendment continues to describe the conditions as of the date of the Original Financial Statements and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Financial Statements. Accordingly, this Amendment should be read in conjunction with the Original Financial Statements and with our filings with the SEC subsequent to the Financial Statements.

ALPHA STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA STAR ACQUISITION CORPORATION

BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
	(As Restated)
Assets
Current assets:
Cash in escrow	$26,694	$110,991
Prepaid expense	52,500	-
Total current assets	79,194	110,991
Noncurrent assets
Marketable securities held in trust account	120,639,708	118,228,816
Total noncurrent assets	120,639,708	118,228,816

Total assets	$120,718,902	$118,339,807

Liabilities and stockholders’ deficit
Current liabilities:
Accrued expenses	$140,887	$199,852
Promissory note – related party	2,683,331	1,533,332
Due to related parties	162,674	21,697
Total current liabilities	2,986,892	1,754,881
Noncurrent liabilities:
Deferred underwriting commissions	2,875,000	2,875,000
Total noncurrent liabilities	2,875,000	2,875,000

Total liabilities	5,861,892	4,629,881

Commitment and contingencies
Ordinary shares subject to possible redemption, 11,500,000 and 11,500,000 shares at redemption value of $10.49 and $10.28 per share at March 31, 2023 and December 31, 2022, respectively	120,647,208	118,228,816

Stockholders’ deficit:
Ordinary shares, par value $0.001, authorized 50,000,000 shares; 3,205,000 and 3,205,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively, excluding 11,500,000 shares subject to possible redemption	3,205	3,205
Additional paid-in capital	-	-
Accumulated deficit	(5,793,403)	(4,522,095)

Total stockholders’ deficit	(5,790,198)	(4,518,890)

Total liabilities and stockholders’ deficit	$120,718,902	$118,339,807

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Formation and operational costs	$121,309	$188,865
Loss from operation costs	121,309	188,865

Other income:
Interest realized on marketable securities held in trust account	807,326	9,386
Unrealized gain on marketable securities held in trust account	461,067	-
Total other income	1,268,393	9,386

Income (loss) before income taxes	1,147,084	(179,479)
Net Income (Loss)	$1,147,084	$(179,479)

Basic and diluted weighted average shares outstanding – ordinary shares subject to redemption	11,500,000	11,500,000
Basic and diluted net income (loss) per share	$0.12	$(0.01)

Basic and diluted weighted average shares outstanding – Non-redeemable ordinary shares	3,205,000	3,205,000
Basic and diluted net loss per share	$(0.09)	$(0.01)

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

The Trust Account

As of December 15, 2021, a total of $115,682,250 of the net proceeds from the IPO and the Private Placement transaction completed with the Sponsor was deposited in a trust account established for the benefit of the Company’s public stockholders with Wilmington Trust, National Association acting as trustee. The amount exceeding $115,000,000, $682,250, had been transfer to the Company’s escrow cash account as its working capital. At March 31, 2023, the Company had working capital deficiencies of $2,907,698.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had cash $26,694 in its escrow account and working capital deficiencies of $2,907,698.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company related party loans up to $1,500,000. As of March 31, 2023. The Company had no convertible loan payable balance.

On September 13, 2022, December 31, 2022 and March 13, 2023, the Company issued the first promissory note (the “First Note “), second promissory note (the “Second Note”) and third promissory note (“Third Note”) in the principal amount of up to $1,000,000, $1,300,000 and $2,500,000 to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $1,000,000, $1,300,000 and $2,500,000 to pay the extension fee and transaction cost, respectively. For further information regarding the notes reference to Note 5.

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

The following table illustrates the impact of the restatement of the cash held in Trust Account (marketable securities held in Trust Account) and deferred underwriting commissions on the Company’s balance sheet as of March 31, 2023:

As March 31, 2023:	As Previously Reported	Adjustment	As Restated
Current assets:
Marketable securities held in Trust Account	$120,639,708	$(120,639,708)	$-
Total current assets	120,708,902	(120,639,708)	79,194
Noncurrent assets:
Cash held in Trust Account	-	120,639,708	120,639,708
Total noncurrent assets	-	120,639,708	120,639,708
Total assets	$120,708,902	$-	$120,718,902

Current liabilities:
Deferred underwriting commissions	$2,875,000	$(2,875,000)	$-
Total current liabilities	5,861,892	(2,875,000)	2,986,892
Noncurrent liabilities:
Deferred underwriting commissions	-	2,875,000	2,875,000
Total noncurrent liabilities	-	2,875,000	2,875,000
Total liabilities	$5,861,892	$-	$5,861,892

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Annual Report for the year ended December 31, 2022, which are included in Form 10-K filed on March 31, 2023 and amended in the Form 10-K/A filed on June 18, 2024.

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

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Net income (loss)	$1,147,084	$(179,479)
Remeasurement to redemption value – interest income earned	(1,268,393)	-
Remeasurement to redemption value – extension fee	(1,149,999)	-
Net income (Loss)	$(1,271,308)	$(179,479)

	For the Three Months Ended March 31, 2023 (Unaudited)		For the Three Months Ended March 31, 2022 (Unaudited)
	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(277,085)	$(994,223)	$(39,118)	$(140,361)
Accretion of extension fee	-	1,149,999	-	-
Accretion of temporary equity- interest income earned	-	1,268,393	-	-
Allocation of net income (loss)	$(277,085)	$1,424,169	$(39,118)	$(140,361)
Denominators:
Weighted-average shares outstanding	3,205,000	11,500,000	3,205,000	11,500,000
Basic and diluted net income (loss) per share	$(0.09)	$0.12	$(0.01)	$(0.01)

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

The underwriters are entitled to a deferred underwriting commission of 2.5% of the gross proceeds of the IPO, or $2,875,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The Company has the deferred underwriting commissions $2,875,000 and $2,875,000 as of March 31, 2023 and December 31, 2022, respectively.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2023.

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

We have identified a material weakness in our internal control over financial reporting as of March 31, 2023, relating to ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified in previously issued financial statements, such as the misclassification of the trust account balance and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively. We concluded that the failure to timely identify such accounting errors constituted material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2023.

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

