Form 10-Q/A
period 2023-06-30
Alpha Star Acquisition Corp
filed 2024-06-18
CIK 1865111

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of August 11, 2023 and June 18, 2024 there were 12,268,503 and 8,945,580 ordinary shares, respectively, with par value of $0.001, issued and outstanding (assuming all of the units issued in our initial public offering completed on December 15, 2021 were split on such date).

EXPLANATORY NOTE

Alpha Star Acquisition Corporation (the “Company”, “we”, “our”, or “us”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (the “Q2 2023 Form 10-Q”), as filed with the Securities and Exchange Commission on August 11, 2023, to (i) restate its financial statements as of June 30, 2023, which should no longer be relied on and being restated herein; and (ii) describe the restatement and its impact on previously reported amounts.

In connection with the Company’s preparation of its annual report on Form 10-K for the year ended December 31, 2023, management identified that cash held in the trust account (marketable securities held in the Trust Accounts) and deferred underwriting commissions payable were improperly classified as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively, as of June 30, 2023. As of June 30, 2023, this incorrect classification resulted in an overstatement of current assets by $123,219,259, an understatement of non-current assets by $123,219,259, an overstatement of current liabilities by $2,875,000, and an understatement of non-current liabilities by $2,875,000.

Management concluded that the balance sheet errors above constituted material weaknesses in internal control over financial reporting.

In light of these material weaknesses, the Audit Committee of the Company’s Board of Directors, in consultation with the Company’s management, concluded that the Company’s 1) audited financial statements as of and for the year ended December 31, 2021 and December 31, 2022; 2) the unaudited financial statements as of and for the quarters ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023; and 3) the audited balance sheet as of December 15, 2021 filed within the Current Report on Form 8-K dated December 21, 2021 should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for each such period (collectively, the “Restatements”)

We are filing this Amendment to amend and restate the Q2 2023 Form 10-Q with modifications as necessary to reflect these restatements. The following items have been amended to reflect the restatements:

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

Except as described above, no other information included in the Q2 2023 Form 10-Q is being amended or updated by this Amendment and, other than as described herein, this Amendment does not purport to reflect any information or events subsequent to the Original Financial Statements. This Amendment continues to describe the conditions as of the date of the Original Financial Statements and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Financial Statements. Accordingly, this Amendment should be read in conjunction with the Original Financial Statements and with our filings with the SEC subsequent to the Financial Statements.

ALPHA STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA STAR ACQUISITION CORPORATION

BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31,
	(As Restated)	2022
Assets
Current assets:
Cash in escrow	$101,629	$110,991
Prepaid expense	50,000	-
Total current assets	151,629	110,991
Noncurrent assets:
Marketable securities held in trust account	123,219,259	118,228,816
Total noncurrent assets	123,219,259	118,228,816
Total assets	$123,370,888	$118,339,807

Liabilities and stockholders’ deficit
Current liabilities:
Accrued expenses	$144,409	$199,852
Promissory note – related party	3,943,265	1,533,332
Due to related parties	212,660	-
Due to director	-	21,697
Total current liabilities	4,300,334	1,754,881
Noncurrent liabilities:
Deferred underwriting commissions	2,875,000	2,875,000
Total noncurrent liabilities	2,875,000	2,875,000
Total liabilities	7,175,334	4,629,881

Commitment and contingencies (Note 6)
Ordinary shares subject to possible redemption, 11,500,000 and 11,500,000 shares at redemption value of $10.72 and $10.28 per share at June 30, 2023 and December 31, 2022, respectively	123,226,759	118,228,816

Stockholders’ deficit:
Ordinary shares, par value $0.001, authorized 50,000,000 shares; 3,205,000 and 3,205,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively, excluding 11,500,000 shares subject to possible redemption	3,205	3,205
Additional paid-in capital	-	-
Accumulated deficit	(7,034,410)	(4,522,095)

Total stockholders’ deficit	(7,031,205)	(4,518,890)

Total liabilities and stockholders’ deficit	$123,370,888	$118,339,807

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Formation and operational costs	$91,007	$178,656	$212,316	$367,521
Loss from operation costs	91,007	178,656	212,316	367,521

Other income:
Interest realized on marketable securities held in trust account	929,387	79,998	2,197,780	89,384
Other income, net	-	5	-	5
Unrealized gain on marketable securities held in trust account	500,165	83,333	500,165	83,333
Total other income	1,429,552	163,336	2,697,945	172,722

Income (loss) before income taxes	1,338,545	(15,320)	2,485,629	(194,799)
Net Income (Loss)	$1,338,545	$(15,320)	$2,485,629	$(194,799)

Basic and diluted weighted average shares outstanding – ordinary shares subject to redemption	11,500,000	11,500,000	11,500,000	11,500,000
Basic and diluted net income (loss) per share	$0.14	$(0.00)	$0.26	$(0.01)

Basic and diluted weighted average shares outstanding – Non-redeemable ordinary shares	3,205,000	3,205,000	3,205,000	3,205,000
Basic and diluted net loss per share	$(0.08)	$(0.01)	$(0.17)	$(0.02)

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

The Trust Account

As of December 15, 2021, a total of $115,682,250 of the net proceeds from the IPO and the Private Placement transaction completed with the Sponsor was deposited in a trust account established for the benefit of the Company’s public stockholders with Wilmington Trust, National Association acting as trustee. The amount exceeding $115,000,000, $682,250, had been transferred to the Company’s escrow cash account as its working capital. At June 30, 2023, the Company had working capital deficiencies of $4,148,705.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had cash $101,629 in its escrow account and working capital deficiencies of $4,148,705.

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

The following table illustrates the impact of the restatement of the cash held in Trust Account (marketable securities held in Trust Account) and deferred underwriting commissions on the Company’s balance sheet as of June 30, 2023:

As June 30, 2023:	As Previously Reported	Adjustment	As Restated
Current assets:
Marketable securities held in Trust Account	$123,219,259	$(123,219,259)	$-
Total current assets	123,370,888	(123,219,259)	151,629
Noncurrent assets:
Cash held in Trust Account	-	123,219,259	123,219,259
Total noncurrent assets	-	123,219,259	123,219,259
Total assets	$123,370,888	$-	$123,370,888

Current liabilities:
Deferred underwriting commissions	$2,875,000	$(2,875,000)	$-
Total current liabilities	7,175,334	(2,875,000)	4,300,334
Noncurrent liabilities:
Deferred underwriting commissions	-	2,875,000	2,875,000
Total noncurrent liabilities	-	2,875,000	2,875,000
Total liabilities	$7,175,334	$-	$7,175,334

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

The underwriters are entitled to a deferred underwriting commission of 2.5% of the gross proceeds of the IPO, or $2,875,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The Company has the deferred underwriting commissions $2,875,000 and $2,875,000 as of June 30, 2023 and December 31, 2022, respectively.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2023.

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

We have identified a material weakness in our internal control over financial reporting as of June 30, 2023, relating to ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified in previously issued financial statements, such as the misclassification of the trust account balance and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively. We concluded that the failure to timely identify such accounting errors constituted material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2023.

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

