Form 10-Q/A
period 2023-09-30
Alpha Star Acquisition Corp
filed 2024-06-18
CIK 1865111

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of November 14, 2023 and June 18, 2024 there were 12,268,503 and 8,945,580 ordinary shares, respectively, with par value of $0.001, issued and outstanding (assuming all of the units issued in our initial public offering completed on December 15, 2021 were split on such date).

EXPLANATORY NOTE

Alpha Star Acquisition Corporation (the “Company”, “we”, “our”, or “us”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (the “Q3 2023 Form 10-Q”), as filed with the Securities and Exchange Commission on November 14, 2023, to (i) restate its financial statements as of September 30, 2023, which should no longer be relied on and being restated herein; and (ii) describe the restatement and its impact on previously reported amounts.

In connection with the Company’s preparation of its annual report on Form 10-K for the year ended December 31, 2023, management identified that cash held in the trust account (marketable securities held in the Trust Accounts) and deferred underwriting commissions payable were improperly classified as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively, as of September 30, 2023. As of September 30, 2023, this incorrect classification resulted in an overstatement of current assets by $99,368,056, an understatement of non-current assets by $99,368,056, an overstatement of current liabilities by $2,875,000, and an understatement of non-current liabilities by $2,875,000.

Management concluded that the balance sheet errors above constituted material weaknesses in internal control over financial reporting.

In light of these material weaknesses, the Audit Committee of the Company’s Board of Directors, in consultation with the Company’s management, concluded that the Company’s 1) audited financial statements as of and for the year ended December 31, 2021 and December 31, 2022; 2) the unaudited financial statements as of and for the quarters ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023; and 3) the audited balance sheet as of December 15, 2021 filed within the Current Report on Form 8-K dated December 21, 2021 should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for each such period (collectively, the “Restatements”)

We are filing this Amendment to amend and restate the Q3 2023 Form 10-Q with modifications as necessary to reflect these restatements. The following items have been amended to reflect the restatements:

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

Except as described above, no other information included in the Q3 2023 Form 10-Q is being amended or updated by this Amendment and, other than as described herein, this Amendment does not purport to reflect any information or events subsequent to the Original Financial Statements. This Amendment continues to describe the conditions as of the date of the Original Financial Statements and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Financial Statements. Accordingly, this Amendment should be read in conjunction with the Original Financial Statements and with our filings with the SEC subsequent to the Financial Statements.

ALPHA STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA STAR ACQUISITION CORPORATION

BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31,
	(As Restated)	2022
Assets
Current assets:
Cash in escrow	$101,629	$110,991
Prepaid expense	17,500	-
Total current assets	119,129	110,991
Noncurrent assets:
Marketable securities held in Trust Account	99,368,056	118,228,816
Total noncurrent assets	99,368,056	118,228,816
Total assets	$99,487,185	$118,339,807

Liabilities and stockholders’ deficit
Current liabilities:
Accrued expenses	$216,501	$199,852
Promissory note – Sponsor	4,849,613	1,533,332
Due to related parties	212,660	21,697
Total current liabilities	5,278,774	1,754,881
Noncurrent liabilities:
Deferred underwriting commissions	2,875,000	2,875,000
Total noncurrent liabilities	2,875,000	2,875,000
Total liabilities	8,153,774	4,629,881

Commitment and contingencies (Note 6)
Ordinary shares subject to possible redemption, 9,063,503 and 11,500,000 shares at redemption value of $10.96 and $10.28 per share at September 30, 2023 and December 31, 2022, respectively	99,375,556	118,228,816

Stockholders’ deficit:
Ordinary shares, par value $0.001, authorized 50,000,000 shares; 3,205,000 and 3,205,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively, excluding 9,063,503 and 11,500,000 shares subject to possible redemption	3,205	3,205
Additional paid-in capital	-	-
Accumulated deficit	(8,045,350)	(4,522,095)

Total stockholders’ deficit	(8,042,145)	(4,518,890)

Total liabilities and stockholders’ deficit	$99,487,185	$118,339,807

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

Liquidity and Going Concern

As of September 30, 2023, the Company had a cash balance of $101,629 in its escrow account and working capital deficit of $5,159,645.

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

The following table illustrates the impact of the restatement of the cash held in Trust Account (marketable securities held in Trust Account) and deferred underwriting commissions on the Company’s balance sheet as of September 30, 2023:

As September 30, 2023:	As Previously Reported	Adjustment	As Restated
Current assets:
Marketable securities held in Trust Account	$99,368,056	$(99,368,056)	$-
Total current assets	99,487,185	(99,368,056)	119,129
Noncurrent assets:
Cash held in Trust Account	-	99,368,056	99,368,056
Total noncurrent assets	-	99,368,056	99,368,056
Total assets	$99,487,185	$-	$99,487,185

Current liabilities:
Deferred underwriting commissions	$2,875,000	$(2,875,000)	$-
Total current liabilities	8,153,774	(2,875,000)	5,278,774
Noncurrent liabilities:
Deferred underwriting commissions	-	2,875,000	2,875,000
Total noncurrent liabilities	-	2,875,000	2,875,000
Total liabilities	$8,153,774	$-	$8,153,774

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

The underwriters are entitled to a deferred underwriting commission of 2.5% of the gross proceeds of the IPO, or $2,875,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The Company has the deferred underwriting commissions of $2,875,000 and $2,875,000 as of September 30, 2023 and December 31, 2022, respectively.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2023.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2023, relating to ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified in previously issued financial statements, such as the misclassification of the trust account balance and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively. We concluded that the failure to timely identify such accounting errors constituted material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2023.

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

