Form 10-K
period 2023-12-31
Alpha Star Acquisition Corp
filed 2024-07-03
CIK 1865111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-41153

ALPHA STAR ACQUISITION CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Broad Street, 5th Floor
New York, NY 10004

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number, including area code: (212) 837 7977

Securities registered pursuant to Section 12(b) of the Exchange Act

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, Each Consisting of One Ordinary Share, One Right and One Warrant	ALSAU	The Nasdaq Stock Market, LLC
Ordinary Shares, Par Value $0.001 Per Share	ALSA	The Nasdaq Stock Market, LLC
Rights, Each Entitling the Holder to Receive One-Seventh (1/7) of one Ordinary Share	ALSAR	The Nasdaq Stock Market, LLC
Redeemable Warrants, Each Entitling the Holder to Purchase One-half (1/2) of One Ordinary Share	ALSAW	The Nasdaq Stock Market, LLC

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

The number of shares and aggregate market value of common stock held by non-affiliates as of December 31, 2023 were 9,063,503 and $101,420,599 (based upon a per share closing price of $11.19 on December 29, 2023) respectively.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock (ordinary shares), as of the latest practicable date: On July 3, 2024, there were 5,743,580 ordinary shares outstanding of the registrant.

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

Transaction costs amounted to $5,669,696, consisting of $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees and $494,696 of other offering costs. A total of $115,000,000, comprised of $112,700,000 of the proceeds from the IPO (which amount includes up to $2,875,000 of the underwriter’s deferred discount) and $2,300,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account, established by VStock Transfer LLC, our transfer agent and maintained at Wilmington Trust, National Association, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination by September 15, 2024, or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination by September 15, 2024.

During the Annual General Meeting on July 13, 2023, the Company obtained approval to amend its Memorandum and Articles of Association, extending the business combination deadline to March 15, 2024. Failure to consummate a business combination by this date triggers an automatic winding-up, liquidation, and dissolution, akin to a voluntary liquidation procedure. In connection with the stockholders’ extension vote, 2,436,497 public shares were redeemed, amounting to a total payment of $26,094,883, distributed between July and August 2023. These decisions signify the company’s strategic response to its business combination timeline and provide stockholders with the option of redemption within the stipulated framework.

On January 10, 2024, the Company held an Extraordinary General Meeting of its shareholders, in which the shareholders approved to amend the Company’s Amended and Restated Memorandum and Articles of Association to (i) extend the date by which the Company must consummate a business combination to September 15, 2024 (33 months from the consummation of the IPO) (the “Combination Period”); (ii) allow the Company to undertake an initial business combination with an entity or business (“Target Business”), with a physical presence, operation, or other significant ties to China (a “China-based Target”) or which may subject the post-business combination business or entity to the laws, regulations and policies of China (including Hong Kong and Macao), or an entity or business that conducts operations in China through variable interest entities, or VIEs, pursuant to a series of contractual arrangements (“VIE Agreements”) with the VIE and its shareholders on one side, and a China-based subsidiary of the China-based Target (the “WFOE”), on the other side (the “Target Limitation Amendment Proposal”); and (iii) eliminate the limitation that the Company shall not redeem its public shares to the extent that such redemption would result in the ordinary shares, or the securities of any entity that succeeds the Company as a public company, becoming “penny stock” (as defined in accordance with Rule 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), or cause the Company to not meet any greater net tangible asset or cash requirement which may be contained in the agreement relating to a Business Combination (the “Redemption Limitation Amendment Proposal”). In connection with the stockholders’ extension vote on the Annual General Meeting held on January 10, 2024, a total of 3,319,923 public shares were rendered for redemption.

At December 31, 2023, the Company had working capital deficit of $6,191,522, included the over-withdraw of $15,000 from Marketable Security held in trust.

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

Recent Developments

On October 12, 2023, we received a written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq indicating that the Company was not in compliance with Listing Rule 5450(a)(2) (the “Minimum Public Holders Rule”), which requires the Company to have at least 400 public holders for continued listing on the Nasdaq Global Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market.

The Notice states that the Company has 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. The Company intends to submit a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe. If Nasdaq accepts Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

On March 4, 2024, the Company received a letter from Nasdaq stating that the Company has regained compliance under the Minimum Public Holders Rule by having at least 400 public holders. As such, this matter is now closed.

On March 27, 2024, the audit committee of the board of directors of the Company (the “Audit Committee”) determined, after discussion with its advisors, including UHY LLP, the Company’s independent accountant, that the Company’s (i) audited financial statements as of and for the year ended December 31, 2022, as previously reported in the Company’s Annual Report and filed on Form 10-K with the SEC on March 31, 2023 and audited financial statements as of and for the year ended December 31, 2021, as previously reported in the Company’s Annual Report and filed on Form 10-K with the SEC on March 30, 2022 (the “Prior 10-Ks”), (ii) unaudited financial statements as of and for the quarter and nine months ended September 30, 2023 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2023, (iii) unaudited financial statements as of and for the quarter and six months ended June 30, 2023 contained in the Company’s Quarterly Report on Form 10-Q filed on August 11, 2023, (iv) unaudited financial statements as of and for the quarter ended March 31, 2023 contained in the Company’s Quarterly Report on Form 10-Q filed on May 15, 2023, (v) unaudited financial statements as of and for the quarter and nine months ended September 30, 2022 contained in the Company’s Quarterly Report on Form 10-Q filed on November 10, 2022, (vi) unaudited financial statements as of and for the quarter and six months ended June 30, 2022 contained in the Company’s Quarterly Report on Form 10-Q filed on August 12, 2022, (vii) unaudited financial statements as of and for the quarter ended March 31, 2022 contained in the Company’s Quarterly Report on Form 10-Q filed on May 13, 2022 (the aforementioned Quarterly Reports in subparts (ii) through (vii), collectively, the “Prior 10-Qs”), and (viii) audited balance sheet as of December 15, 2021 contained in the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2021 (the “Prior 8-K”) should no longer be relied upon due to the classification errors described above.

As a result, the Company amended the Prior 10-Ks to restate its audited financial statements as of and for the year ended December 31, 2022 and as of and for the year ended December 31, 2021, and its Prior 10-Qs for the applicable reporting periods.

The Company does not expect the changes described above to have any impact on its cash position or the balance held in its trust account.

The Company’s management has concluded that in light of the classification errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

On May 31, 2024, the Company received a delinquency notification letter from Nasdaq due to the Company’s non-compliance with Nasdaq Listing Rule 5250(c)(1) as a result of the Company’s failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2023 and its Quarterly Report on Form 10-Q for the period ended March 31, 2024. The management plans to file both Form 10-K and Form 10-Q before July 30, 2024.

Acquisition Strategy and Management Business Combination Experience

Our efforts in identifying prospective target businesses will not be limited to a particular geographic region, although we intend to focus on businesses that have a connection to the Asian market. We may consider or undertake a business combination with an entity or business with its principal or a majority of its business operations (either directly or through any subsidiaries) in the People’s Republic of China (including Hong Kong and Macau). We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

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

These criteria are not intended to be exhaustive or exclusive. Any evaluation relating to the merits of a particular business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our sponsor and management team may deem relevant. In the event that we decide to enter into an business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our business combination, which, as discussed in this report, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the United States Securities and Exchange Commission, or the SEC. In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

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

Initial Business Combination Timeframe and Nasdaq Rules

Initially, we had until 9 months from December 15, 2021 (the closing of our IPO) to consummate our initial business combination, and if we anticipate that we may not be able to consummate our initial business combination within 9 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to twelve times, each by an additional month (for a total of up to 21 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our memorandum and articles of association and the trust agreement entered into between us and Wilmington Trust, National Association and Vstock Transfer LLC in connection with our IPO, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $383,332, ($0.033 per public share), up to an aggregate of $4,600,000, or $0.40 per public share, on or prior to the date of the applicable deadline, for each monthly extension. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights and warrants will be worthless.

Start from September 15, 2022, we have to make the monthly extension by depositing the monthly extension fee of $383,332 into the trust account and we plan to make further monthly extension for a total of up to 21 months as needed to complete the initial business combination. The monthly extension fees were decrease due to the following Meeting and related redemption of shares:

In our Annual General Meeting held on July 13, 2023, our shareholders approved to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate an initial business combination from September 15, 2023 to March 15, 2024.

Subsequently on January 20, 2024, we held an Extraordinary General Meeting, at which our shareholders approved to amend our amended and restated memorandum and articles of association to (i) extend date by which we must consummate a business combination to September 15, 2024; (ii) allow us to undertake an initial business combination with an entity or business with a physical presence, operation, or other significant ties to China (a “China-based Target”) or which may subject the post-business combination business or entity to the laws, regulations and policies of China (including Hong Kong and Macao), or an entity or business that conducts operations in China through variable interest entities, or VIEs, pursuant to a series of contractual arrangements (“VIE Agreements”) with the VIE and its shareholders on one side, and a China-based subsidiary of the China-based Target, on the other side; and (iii) eliminate the limitation that we shall not redeem its public shares to the extent that such redemption would result in the ordinary shares, or the securities of any entity that succeeds the Company as a public company, becoming “penny stock” (as defined in accordance with Rule 3a51-1 of the Securities Exchange Act of 1934, as amended), or cause the Company to not meet any greater net tangible asset or cash requirement which may be contained in the agreement relating to a Business Combination.

Currently, we have until September 15, 2024 to consummate an initial business combination, with monthly extension fees of either the lower of $70,000 for all remaining public shares, and $0.033 for each remaining public shares.

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

Summary Information Related to Our Securities, Redemption Rights and Liquidation

We are a Cayman Islands exempted company (company number 373150) and our affairs are governed by our amended and restated memorandum and articles of association, the Companies Law and common law of the Cayman Islands. Pursuant to our amended and restated memorandum and articles of association, we are authorized to issue 50,000,000 ordinary shares, $0.001 par value each. The information provided below is a summary only and we refer you to our prospectus dated as of December 14, 2021, our amended and restated memorandum and articles of association and our warrant agreement with Vstock Transfer LLC Company as warrant agent for additional important and material information.

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

As of December 31, 2023, there were 12,268,503 ordinary shares issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law. Unless specified in the Companies Law, our amended and restated memorandum and articles of association or applicable stock exchange rules, the affirmative vote of a majority of our ordinary shares that are voted is required to approve any such matter voted on by our shareholders.

As of December 31, 2023, there are warrants outstanding to acquire an aggregate of 5,750,000 ordinary shares. We will not be obligated to deliver any ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to our satisfying our obligations described below with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the ordinary share underlying such unit.

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

Currently, we have until September 15, 2024 to consummate an initial business combination. If we are unable to complete our initial business combination by September 15, 2024, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights and warrants, which will expire worthless if we fail to complete our initial business combination by September 15, 2024.

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

Our sponsor, A-Star Management Corp., is controlled by our Chairman and Chief Executive Officer Zhe Zhang, who is a Chinese citizen. Our sponsor currently owns approximately 21.8% of  our outstanding shares. Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS review was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our initial business combination with any potential target company falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete its initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive the cash held in the trust account, and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Annual Report. However, below is a list of material risks associated with acquiring and operating a target business with its primary operations in China.

Risks Associated with Acquiring and Operating a Target Business with its Primary Operations in China

As set forth herein, our efforts in identifying a prospective target business will not be limited to a particular country. We may target an initial business combination with a company located in the PRC (including Hong Kong and Macao). Because of such potential ties to the PRC, we may be subjected to the laws, rules and regulations of the PRC. Accordingly, in addition to the risk factors referred above, we have set forth some of the primary risks we have identified in seeking to consummate our initial business combination with a company having its primary operations in the PRC.

Given the PRC government’s potential oversight and discretion over the conduct of our directors’ and officers’ search for a target company, the PRC government may intervene or influence our operations at any time, which could result in a material change in our search for a target business and/or the value of the securities we are registering. Changes in the policies, regulations, rules, and the enforcement of laws of the PRC may be adopted quickly with little advance notice and could have a significant impact upon our ability to operate.

We may be subject to certain risks relating to regulatory oversight by the PRC government. This may significantly limit our ability to search for candidates for our initial business combination. In particular, changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be adopted quickly with little advance notice. The PRC government may also intervene or influence our search for a target business or the completion of an initial business combination at any time because our sponsor is predominantly controlled by a Chinese citizen. This could significantly and negatively impact our search for a target business and/or the value of the securities we are registering for sale.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which took effect on March 31, 2023. The Trial Measures supersede prior rules and clarified and emphasized several aspects, which include but are not limited to: (1) comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: (a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year comes from PRC domestic companies, and (b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; (2) exemptions from immediate filing requirements for issuers that (a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, (b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, and (c) whose such overseas securities offering or listing shall be completed before September 30, 2023, provided however that such issuers shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as (a) issuers whose listing or offering overseas has been recognized by the State Council of the PRC as a possible threat to national security, (b) issuers whose affiliates have been recently convicted of bribery and corruption, (c) issuers under ongoing criminal investigations, and (d) issuers under major disputes regarding equity ownership; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as the obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and the obligation after offering or listing overseas to report to the CSRC material events including a change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders between 1 and 10 million RMB for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation.

Based on our understanding of the current PRC laws and regulations, our officers and directors and our sponsor are not covered by any Chinese requirements because we are a blank check company and currently does not have any business in the PRC. As of the date of this report, we have not registered with the CSRC pursuant to the Trial measures or applied or received any permission or approvals for our initial public offering and our search for an initial business combination target company post-offering. If applicable laws, regulations, or interpretations change and require us and/or our directors and officers to conduct a registration pursuant to the Trial Measures, obtain such permissions or approvals in the future, Chinese regulatory agencies (a) may impose fines and penalties on our officers and directors and the majority shareholder of our sponsor, and (b) may also take actions requiring our directors and officers and the majority shareholder of our sponsor, or making it advisable to delay our potential business combination and therefore, we may have to liquidate the funds held in the trust account (in which case our rights may be worthless). Any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities.

The PRC government has indicated its intent to intervene in or influence a PRC company’s business operations at any time or to exert more oversight and control over offerings conducted overseas and foreign investment in PRC-based issuers. This could result in a material change in a PRC company’s business operations post-business combination and/or the value of its securities. Additionally, governmental and regulatory interference could significantly limit or completely hinder a target company’s ability to offer or continue to offer securities to investors post-business combination and cause the value of such securities to significantly decline or be worthless.

Statements by the PRC government in 2021 have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in PRC-based issuers. The PRC has proposed new rules in 2021 that would require companies collecting or holding large amounts of data to undergo a cybersecurity review prior to listing in foreign countries, a move that would significantly tighten oversight over large China-based internet companies. On November 14, 2021, the CAC publicly solicited comments on the Regulation on Network Data Security Management (Consultation Draft), which stipulated that data processors that undertake data processing activities using internet networks within China are required to apply for cybersecurity review if they conduct data processing activities that will or may have an impact on China’s national security. The review is mandatory if the data processor controls more than 1 million users’ personal information and intends to be listed in a foreign country, or if the data processor seeks to be listed in Hong Kong. As of the date of this report, the Draft Regulation on Network Data Security Management has not been formally adopted. On December 28, 2021, the CAC, jointly with 12 departments under the State Council, implemented the Measures for Cybersecurity Review, which became effective on February 15, 2022. According to the Measures for Cybersecurity Review, operators of critical information infrastructure purchasing network products and services, and data processors carrying out data processing activities that affect or may affect China’s national security, are required to conduct a cybersecurity review. Operators, including operators of critical information infrastructure and data processors, who control more than 1 million users’ personal information must report to the Cyber Security Review Office for a cybersecurity review if they intend to be listed in a foreign country.

On June 10, 2021, the Standing Committee of the PRC National People’s Congress, or SCNPC, promulgated the PRC Data Security Law, which took effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data. On August 20, 2021, the SCNPC adopted the Personal Information Protection Law, which took effect as of November 1, 2021. The Personal Information Protection Law includes the basic rules for personal information processing, the rules for cross-border provision of personal information, the rights of individuals in personal information processing activities, the obligations of personal information processors, and the responsibilities for collection, processing, and use of personal information.

Based on our understanding of currently applicable PRC laws and regulations, our registered public offering in the U.S. is not subject to the review or prior approval of the CAC or the CSRC, and their oversight will not impact our officers and directors or their search for a target company. Further, we currently believe that the regulations or policies that have been issued by the CAC to date are not applicable to our officers and directors. However, uncertainties still exist due to the possibility that laws, regulations, or policies in the PRC could change rapidly in the future. Any future action by the PRC government expanding the categories of industries, persons and companies whose foreign securities offerings are subject to review by the CSRC or the CAC could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

Since none of our officers and directors has engaged in data activities or the processing of personal information in China, we believe our officers and directors are in full compliance with the regulations and policies that have been issued by the CAC to date. As we do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction, our initial business combination target company may include a PRC Target Company. It is uncertain whether such PRC Target Company will be involved in the collection of user data, implicate cybersecurity, or involve any other type of restricted industry. Given the PRC authorities have significant discretion in interpreting and applying the relevant cybersecurity and data laws and regulations, there is a risk that any potential target business of ours may be subject to cybersecurity review or other regulatory actions even though it is not based or located in and does not conduct its principal business operations in China. To avoid such risk, we may avoid completing an initial business combination with such a target business and instead pursue other opportunities, which may limit the pool of attractive targets. As a result, our search for a target company may be adversely affected, which could result in a material change in our operations and/or the value of the securities we are registering for sale.

Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or fully investigate our auditor. In that case, Nasdaq would delist our securities. The delisting of our securities, or the threat of their being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct inspections may deprive our investors of the benefits of such inspections.

The Holding Foreign Companies Accountable Act, or the HFCAA, was enacted on December 18, 2020. The HFCAA states if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit our shares or other securities from being traded on a national securities exchange or in the over the counter trading market in the U.S.

Our current auditor, the independent registered public accounting firm that issues the audit report included elsewhere in this report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. However, if it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction, Nasdaq would delist our securities, including our units, ordinary shares and rights, and the SEC would prohibit them from being traded on a national securities exchange or in the over the counter trading market in the U.S. For example, if we effect our initial business combination with a business located in the PRC or Hong Kong and if our new auditor is located in China or Hong Kong, with operations in and which performs audit operations of registrants in China or Hong Kong, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the relevant authorities, the work of our new auditor as it relates to those operations may not be inspected by the PCAOB (as currently is the case in China and Hong Kong). If our securities are delisted and prohibited from being traded on a national securities exchange or in the over the counter trading market in the U.S. due to the PCAOB not being able to conduct inspections or full investigations of our auditor, it would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with potential delisting and prohibition would have a negative impact on the price of our securities. Also, such delisting and prohibition could significantly affect our ability to raise capital on acceptable terms, or at all, which would have a material adverse effect on our business, financial condition and prospects.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year under a process to be subsequently established by the SEC. On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two. On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act. Rule 6100 provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction.

On August 26, 2022, the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the PRC governing inspections and investigations of audit firms based in China and Hong Kong, consistent with the HFCAA, and providing that the PCAOB will be required to reassess its determinations by the end of 2022. The HFCAA and related regulations currently do not affect us as our auditor is subject to PCAOB’s inspections and investigations.

The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfill its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCAA. However, some of the recommendations were more stringent than the HFCAA. For example, if a company was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

The SEC has announced that the SEC staff is preparing a consolidated proposal for the rules regarding the implementation of the HFCAA and to address the recommendations in the PWG report. It is unclear when the SEC will complete its rulemaking and when such rules will become effective and what, if any, of the PWG recommendations will be adopted. The SEC has also announced amendments to various annual report forms to accommodate the certification and disclosure requirements of the HFCAA. There could be additional regulatory or legislative requirements or guidance that could impact us if our auditor is not subject to PCAOB inspection. The implications of these possible regulations, in addition to the requirements of the HFCAA, are uncertain, and such uncertainty could cause the market price of our securities to be materially and adversely affected. If, for whatever reason, the PCAOB is unable to conduct inspections or full investigations of our auditor, we could be delisted or prohibited from being traded over the counter earlier than would be required by the HFCAA. If our securities are unable to be listed on another securities exchange by then, such delisting and prohibition would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with potential delisting and prohibition would have a negative impact on the price of our securities. Also, such delisting and prohibition could significantly affect our ability to raise capital on acceptable terms, or at all, which would have a material adverse effect on our business, financial condition and prospects.

Inspections of audit firms that the PCAOB has conducted have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. If the PCAOB were unable to conduct inspections or full investigations of our auditor, investors in our securities would be deprived of the benefits of such PCAOB inspections. In addition, the inability of the PCAOB to conduct inspections or full investigations of auditors would may make it more difficult to evaluate the effectiveness of our independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors that are subject to the PCAOB inspections, which could cause investors and potential investors in our stock to lose confidence in the audit procedures of our auditor and reported financial information and the quality of our financial statements.

U.S. laws and regulations, including the HFCAA and AHFCAA, may restrict or eliminate our ability to complete a business combination with certain companies, particularly those acquisition candidates with substantial operations in China or Hong Kong.

The AHFCAA was enacted on December 23, 2022. The AHFCAA states that if the SEC determines that an issuer has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for two consecutive years, the SEC shall prohibit the securities of the issuer from being traded on a national securities exchange or in the over-the-counter trading market in the United States.

Our independent registered public accounting firm issued an audit opinion on the financial statements included in this report filed with the SEC. As an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB.

Our auditor is headquartered in Irvine, California, and has been inspected by the PCAOB on a regular basis.

Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality.

In addition, as part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular China’s, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of Congress that would require the SEC to maintain a list of issuers for which the PCAOB is not able to inspect or investigate an auditor report issued by a foreign public accounting firm. The Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (EQUITABLE) Act prescribes increased disclosure requirements for such issuers and, beginning in 2025, the delisting from national securities exchanges such as Nasdaq of issuers included for three consecutive years on the SEC’s list. On May 20, 2020, the U.S. Senate passed S. 945, the HFCAA. The HFCAA was approved by the U.S. House of Representatives on December 2, 2020. On December 18, 2020, the former U.S. president signed into law the HFCAA. In essence, the HFCAA requires the SEC to prohibit foreign companies from listing securities on U.S. securities exchanges if a company retains a foreign accounting firm that cannot be inspected by the PCAOB for three consecutive years, beginning in 2021. The enactment of the HFCAA and any additional rulemaking efforts to increase U.S. regulatory access to audit information could cause investor uncertainty for affected issuers, and the market price of affected issuers’ securities could be adversely affected.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. We will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above. Furthermore, on June 22, 2021, the U.S. Senate passed the AHFCAA and on December 29, 2022, the Consolidated Appropriations Act was signed into law by President Biden, which contained, among other things, an identical provision to the AHFCAA and amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time before that issuer’s securities may be prohibited from being trading or be delisted. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the Board is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction.

On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong because of positions taken by mainland China and Hong Kong authorities in those jurisdictions, and identified the registered public accounting firms in mainland China and Hong Kong that are subject to such determinations. The PCAOB has made such designations as mandated under the HFCAA. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future. The auditor of the Company, UHY LLP, is not among the auditor firms listed on the determination list issued by the PCAOB, which notes all of the auditor firms that the PCAOB is not able to inspect. Our auditor is not headquartered in China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination.

On August 26, 2022, the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the PRC governing inspections and investigations of audit firms based in China and Hong Kong, consistent with the HFCAA, and providing that the PCAOB will be required to reassess its determinations by the end of 2022. The HFCAA and related regulations currently do not affect our company as our auditor is subject to PCAOB’s inspections and investigations.

On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination.

On December 29, 2022, the Consolidated Appropriations Act was signed into law by President Biden, which contained, among other things, an identical provision to the AHFCAA and amended the Holding Foreign Companies Accountable Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

The HFCAA and AHFCAA would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB, and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for three consecutive years. The HFCAA also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China. We may not be able to consummate a business combination with a favorable target business due to these laws.

In the event that we complete a business combination with a company with substantial operations in China or Hong Kong and if the PCAOB is not able to fully conduct inspections of or fully investigate our auditor’s work papers in China or Hong Kong or is not able to inspect or investigate the work papers of the auditor of a company we may target for an initial business combination, it could cause us to fail to be in compliance with U.S. securities laws and regulations, we could cease to be listed on a U.S. securities exchange, and U.S. trading of our shares could be prohibited under the HFCAA. Any of these actions, or uncertainties in the market about the possibility of such actions, could adversely affect our prospects to successfully complete a business combination with a China or Hong Kong-based company, our access to the U.S. capital markets and the price of our shares.

Future developments in respect of increase U.S. regulatory access to audit information are uncertain, as the legislative developments are subject to the legislative process and the regulatory developments are subject to the rule-making process and other administrative procedures.

Other developments in U.S. laws and regulatory environment, including but not limited to executive orders such as Executive Order (E.O.) 13959, “Addressing the Threat from Securities Investments That Finance Communist Chinese Military Companies,” may further restrict our ability to complete a business combination with certain China-based businesses.

Our initial business combination may be subject to a variety of PRC laws and regulations regarding cybersecurity and data protection and we may have to spend additional resources and incur additional time to complete any such business combination or be prevented from pursuing certain investment opportunities.

Our initial business combination may be subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.

For instance, various regulatory bodies in China, including the Cybersecurity Administration Committee, or the CAC, the Ministry of Public Security and the State Administration for Market Regulation, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the PRC government promulgated the Cybersecurity Review Measures, which came into effect on June 1, 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On November 14, 2021, the Cyberspace Administration of China publicly solicited comments on the Regulation on Network Data Security Management (Consultation Draft), which stipulates that a data processor that undertakes data processing activities using Internet networks within China shall apply for a cybersecurity review if it conducts data processing activities that will or may have an impact on national security. The review is mandatory if the data processor controls more than one million users’ personal information and intends to be listed in a foreign country, or if the data processor that will or may impact national security seeks to be listed in Hong Kong. As of the date of this report, the Draft Regulation on Network Data Security Management has not been formally adopted. On December 28, 2021, the Cyberspace Administration of China, jointly with 12 departments under the State Council, promulgated the Measures for Cybersecurity Review, which became effective on February 15, 2022. According to the Measures for Cybersecurity Review, operators of critical information infrastructure purchasing network products and services, and data processors carrying out data processing activities that affect or may affect national security, shall be subject to a cyber security review.

An operator, including operators of critical information infrastructure and data processors that control more than one million users’ personal information must report to the Cyber Security Review Office for a cybersecurity review if they intend to be listed in a foreign country.

Certain internet platforms in China have been reportedly subject to heightened regulatory scrutiny in relation to cybersecurity matters. As of the date of this report, we have not been informed by any PRC governmental authority of any requirement that we file for a cybersecurity review. As a result, it will not affect our process of searching for a business combination target until there is further certainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations. However, if we or the combined company following a business combination are deemed to be a critical information infrastructure operator or a company that is engaged in data processing and holds personal information of more than one million users, we could be subject to a PRC cybersecurity review.

As there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations, we or the combined company following a business combination could be subject to cybersecurity review, and if so, it is uncertain whether we can or how long it will take us to obtain such approval or complete such procedures. Also, any such approval could be rescinded and we may not be able to pass such review in relation to our search for a business combination target, or a business combination. In addition, we could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, and revocation of licenses, as well as reputational damage or legal proceedings or actions, which may have a material adverse effect on our business, financial condition or results of operations.

On June 10, 2021, the Standing Committee of the PRC National People’s Congress, or SCNPC, promulgated the PRC Data Security Law, which took effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data. On August 20, 2021, the SCNPC adopted the Personal Information Protection Law, which became effective as of November 1, 2021. The Personal Information Protection Law includes the basic rules for personal information processing, the rules for cross-border provision of personal information, the rights of individuals in personal information processing activities, the obligations of personal information processors, and the legal responsibilities for illegal collection, processing, and use of personal information.

These rules could result in us not being able to acquire a potential target in the PRC, or our using time and working capital to pursue a transaction that cannot be completed because of the actions of regulators.

As uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that we or the combined company following a business combination will comply with such regulations in all respects and we or the combined company following a business combination may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities. We or the combined company following a business combination may also become subject to fines and/or other sanctions, which may have material adverse effect on our business, results of operations and financial condition. As at the date of this report, our officers and directors have not received any notice and/or other sanctions with respect to the regulations or policies that have been issued by the CAC to date.

Compliance with the PRC Antitrust law may limit our ability to effect our initial business combination.

The PRC Antitrust Law became effective on August 1, 2008. The government authorities in charge of antitrust matters in China are the Antitrust Commission and other antitrust authorities under the State Council. The PRC Antitrust Law regulates (1) monopoly agreements, including decisions or actions in concert that preclude or impede competition, entered into by business operators; (2) abuse of dominant market position by business operators; and (3) concentration of business operators that may have the effect of precluding or impeding competition. To implement the Antitrust Law, in 2008, the State Council formulated the regulations that require filing of concentration of business operators, pursuant to which concentration of business operators refers to (1) merger with other business operators; (2) gaining control over other business operators through acquisition of equity interest or assets of other business operators; and (3) gaining control over other business operators through exerting influence on other business operators through contracts or other means. In 2009, the Ministry of Commerce, which oversees the Antitrust Commission, promulgated the Measures for Filing of Concentration of Business Operators (amended by the Guidelines for Filing of Concentration of Business Operators in 2014), which set forth the criteria of concentration and the document filing requirements. The business combination we contemplate may be considered the concentration of business operators, and to the extent required by the Antitrust Law and the criteria established by the State Council, we must file with the antitrust authority under the PRC State Council prior to conducting the contemplated business combination. If the antitrust authority decides not to further investigate whether the contemplated business combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated business combination. If the antitrust authority decides to prohibit the contemplated business combination after further investigation, we must terminate such business combination and would then be forced to either attempt to complete a new business combination within the prescribed timeframe or we would be required to return any amounts which were held in the trust account to our shareholders. When we evaluate a potential business combination, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter, which could harm our business operations and our reputation and could result in a loss of your investment in our ordinary shares, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China have been subjected to intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S.-listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company if we target a PRC company for our initial business combination. If we become the subject of any unfavorable allegations, whether or not such allegations are proven to be true, we will have to expend significant resources to investigate such allegations and/or defend our company and our decisions. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, we will be severely hampered and your investment in our securities post business combination could be rendered worthless.

Regulations relating to the transfer of state-owned property rights in enterprises may increase the cost of our acquisitions and impose an additional administrative burden on us.

The legislation governing the acquisition of a PRC state-owned company contains stringent governmental regulations. The transfer of state-owned property rights in enterprises must take place through a government-approved “state-owned asset exchange,” and the value of the transferred property rights must be evaluated by those Chinese appraisal firms qualified to perform “state-owned assets evaluations.” The final price must not be less than 90% of the appraisal price. Additionally, bidding/auction procedures are essential in the event that there is more than one potential transferee. In the case of an acquisition by foreign investors of state-owned enterprises, the acquirer and the seller must make a resettlement plan to properly resettle the employees, and the resettlement plan must be approved by the Employees’ Representative Congress. The seller must pay all unpaid wages and social welfare payments from the existing assets of the target company to the employees. These regulations may adversely affect our ability to acquire a PRC state-owned business or assets.

Our initial business combination may be subject to national security review by the PRC government and we may have to spend additional resources and incur additional time to complete any such business combination or be prevented from pursuing certain investment opportunities .

On February 3, 2011, the PRC government issued a Notice Concerning the Establishment of Security Review Procedure on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the Security Review Regulations, which became effective on March 5, 2011. The Security Review Regulations cover acquisitions by foreign investors of a broad range of PRC enterprises if such acquisitions could result in de facto control by foreign investors and the enterprises relate to military, national defense, important agriculture products, important energy and natural resources, important infrastructures, important transportation services, key technologies or important equipment manufacturing. The scope of the review includes whether the acquisition will impact national security, economic and social stability, and the research and development capabilities of key national security-related technologies. Foreign investors should submit a security review application to the Ministry of Commerce for its initial review for a contemplated acquisition. If the acquisition is considered to be within the scope of the Security Review Regulations, the Ministry of Commerce will transfer the application to a joint security review committee within five business days for further review. The joint security review committee, consisting of members from various PRC government agencies, will conduct a general review and seek comments from relevant government agencies. The joint security review committee may initiate a further special review and request the termination or restructuring of the contemplated acquisition if it determines that the acquisition will result in a significant national security issue.

The Security Review Regulations will potentially subject a large number of mergers and acquisitions transactions by foreign investors in China to an additional layer of regulatory review. Currently, there is significant uncertainty as to the implication of the Security Review Regulations. Neither the Ministry of Commerce nor other PRC government agencies have issued any detailed rules for the implementation of the Security Review Regulations. If, for example, our potential initial business combination is with a target company operating in the PRC in any of the sensitive sectors identified above, the transaction will be subject to the Security Review Regulations, and we may have to spend additional resources and incur additional time to complete any such acquisition. We may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue.

Approval of the CSRC may be required in connection with our initial business combination and we cannot predict whether we will be able to obtain such approval.

The M&A Regulations include, among other things, provisions that purport to require any offshore special purpose vehicle that is controlled by PRC companies or individuals and formed for the purpose of seeking a public listing on an overseas stock exchange through acquisition of PRC domestic companies to obtain the approval of the CSRC prior to the listing and trading of its securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by any such special purpose vehicle seeking CSRC’s approval of an overseas listing. However, substantial uncertainty remains regarding the scope and applicability of the M&A Regulations and the CSRC approval requirement for offshore special purpose vehicles.

In addition, the Opinions jointly issued by the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council, which were made available to the public on July 6, 2021, call for strengthened regulation over illegal securities activities and supervision of overseas listings by China-based companies and propose to take effective measures, such as promoting the development of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. The Opinions also provide that the State Council will revise provisions regarding the overseas issuance and listing of shares by companies limited by shares and will clarify the duties of domestic regulatory authorities. As of the date of this report, no official guidance and related implementation rules have been issued in relation to the recently issued Opinions and the interpretation and implementation of the Opinions remain unclear.

Furthermore, the CAC issued the draft amendment to the Cybersecurity Review Measures in July 2021, which provides, among other things, that an application for cybersecurity review shall be made by an issuer that is a critical information infrastructure operator or a data processing operator as defined therein before such issuer’s listing in a foreign country if the issuer possesses personal information of more than one million users, and that the relevant governmental authorities in the PRC may initiate a cybersecurity review if such governmental authorities determine an operator’s cyber products or services, data processing or potential listing in a foreign country affect or may affect national security. Such draft amendment was released for public comment, and its provisions and anticipated adoption or effective date are subject to changes and thus its interpretation and implementation remain substantially uncertain.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which took effect on March 31, 2023. The Trial Measures supersede prior rules and clarified and emphasized several aspects, which include but are not limited to: (1) comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: (a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year comes from PRC domestic companies, and (b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; (2) exemptions from immediate filing requirements for issuers that (a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, (b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, and (c) whose such overseas securities offering or listing shall be completed before September 30, 2023, provided however that such issuers shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as (a) issuers whose listing or offering overseas has been recognized by the State Council of the PRC as a possible threat to national security, (b) issuers whose affiliates have been recently convicted of bribery and corruption, (c) issuers under ongoing criminal investigations, and (d) issuers under major disputes regarding equity ownership; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as the obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and the obligation after offering or listing overseas to report to the CSRC material events including a change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders between 1 and 10 million RMB for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation.

These regulatory agencies may require us to register our initial business combination with the CSRC as a result of the Trial Measures, impose fines and penalties on our operations in China, limit our ability, or our post-combination PRC subsidiary’s ability, to pay dividends outside of China post business combination, limit our future PRC subsidiary’s operations in China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, including but not limited, to revoking business and other licenses, requiring the restructuring of ownership or operations and requiring discontinuation of any portion or all of the acquired business. Any of the above could also negatively affect the trading price of our securities pre- and post-business combination. The CSRC, the CAC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to delay our potential business combination. In addition, if the CSRC, the CAC or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals for our business combination, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities.

If we decide to consummate our business combination with a target business based in and primarily operating in China, the combined company’s business operations in China through its subsidiaries, as applicable, are subject to relevant requirements to obtain applicable licenses from PRC governmental authorities under relevant PRC laws and regulations.

There are uncertainties in the interpretation and enforcement of PRC laws and regulations that could limit the legal protections available to you and us.

Our sponsor is predominantly controlled by a Chinese citizen, and we may seek to acquire a company that is based in the PRC (including Hong Kong and Macao) in an initial business combination. The uncertainties in the interpretation and enforcement of PRC laws, rules and regulations would apply to us if we were to acquire a company that is based in China or Hong Kong, regardless of whether we have a direct ownership structure post-business combination. Because of such ties to China or Hong Kong, we may be governed by PRC laws and regulations. PRC companies and variable interest entities are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws and regulations applicable to wholly foreign-owned enterprises. The PRC legal system is based on statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on the business, results of operations and financial condition of a Chinese or Hong Kong target company we may pursue as an acquisition target in the future.

If our initial business combination target is a PRC company or company with operations in the PRC, its business, prospects, financial condition and results of operations may be influenced to a significant degree by political, economic and social conditions in China generally and by continued economic growth in China as a whole.

The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. To date, the government still owns a substantial portion of productive assets in China. Although the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies. Given the PRC government’s significant oversight and discretion over the conduct of business of any China-based company that we may target for an initial business combination, the PRC government may intervene or influence the operations of our target at any time, which could result in a material change in our operations and/or value of the securities we are registering for sale.

While the Chinese economy has experienced significant growth over past decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in China, in the policies of the PRC government or in the laws and regulations in China could materially adversely affect the overall economic growth of China. Such developments could adversely affect our business and operating results, reducing demand for our services and adversely affect our competitive position.

The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may negatively affect us. In the past the PRC government has implemented certain measures, including interest rate adjustments, to control the pace of economic growth. These measures may decrease economic activity in China, which may adversely affect our business and operating results.

You may face difficulties in protecting your interests and exercising your rights as a shareholder if we were to conduct substantially all of our operations in China, and almost all of our officers and directors currently and will likely reside outside the U.S.

Although we are incorporated in the Cayman Islands, our initial business combination target may be a PRC company with substantially all of its operations in the PRC. Further, all of our current officers and almost all of our directors reside outside the U.S. and substantially all of the assets of those persons are located outside of the U.S. It may be difficult for you to conduct due diligence on our company or such directors in your election of the directors and attend shareholders meetings if the meetings are held in China. We would likely have one shareholder meeting each year at a location to be determined, potentially in China. As a result of all of the above, our public shareholders may have more difficulty in protecting their interests through actions against our management, directors or major shareholders than would shareholders of a corporation doing business entirely or predominantly within the U.S.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We may consummate a business combination with a target business based in and primarily operating in China, after which the operating companies in China upon consummation of the business combination may receive substantially all of their revenues in Renminbi. Under existing PRC foreign exchange regulations, payments in foreign currencies of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made without prior approvals of the PRC State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approvals of SAFE, cash generated from the operations of PRC operating companies in China may be used to pay dividends. However, approvals from or registration with appropriate government authorities are required where Renminbi is to be converted into foreign currencies and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies.

As a result, the PRC subsidiaries of the combined company will need to obtain SAFE approval to pay off their debt in a currency other than Renminbi owed to any entities outside China or to make other capital expenditure payments outside China in a currency other than Renminbi.

In light of the flood of capital outflows of China in 2016 due to the weakening Renminbi, the PRC government has imposed more restrictive foreign exchange policies and stepped up scrutiny over major outbound capital movements including overseas direct investment. More restrictions and substantial vetting process have been put in place by SAFE to regulate cross-border transactions that fall under the capital account transactions. The PRC government may in the future at its discretion further restrict access to foreign currencies for current account transactions. If the foreign exchange control regulations prevent the combined company from obtaining sufficient foreign currencies from its PRC subsidiaries to satisfy its capital demands, the combined company may not be able to pay dividends in foreign currencies to its shareholders.

If our initial business combination target is a Chinese company with the majority of its operations in China, the PRC regulation on loans to, and direct investment in, such a PRC subsidiary by offshore holding companies and governmental control of currency conversion may restrict our ability to make loans or capital contributions to such subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business post-business combination.

If our initial business combination target is a PRC or Hong Kong company with the majority of its operations in China, it may become necessary or desirable for us to make loans or capital contributions to our PRC subsidiary after the completion of our initial business combination. Our ability to make such loans or capital contributions may be restricted by certain PRC laws and regulations, including but not limited to the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign invested Enterprises, or Circular 19, effective on June 1, 2015, and the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or SAFE Circular 16, effective on June 9, 2016, each promulgated by SAFE, which impose limitations on offshore entities in transferring foreign currencies to PRC persons.

In light of the various requirements imposed by PRC regulations, for example, SAFE Circular 19 and SAFE Circular 16, on loans to, and direct investment in, a PRC subsidiary by offshore holding companies, and the fact that the PRC government may at its discretion restrict access to foreign currencies for current account transactions in the future, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by us to a PRC subsidiary or with respect to future capital contributions by us to a PRC subsidiary. If we fail to complete such registrations or obtain such approvals, our ability to conduct our business post-initial business combination and to capitalize or otherwise fund PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

PRC regulations relating to offshore investment activities by PRC residents may limit our ability to inject capital in our Chinese subsidiaries and Chinese subsidiaries’ ability to change their registered capital or distribute profits to the combined company or otherwise expose it or its PRC resident beneficial owners to liability and penalties under PRC laws.

In July 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles, or SAFE Circular 37. SAFE Circular 37 requires PRC residents (including PRC individuals and PRC corporate entities as well as foreign individuals that are deemed as PRC residents for foreign exchange administration purpose) to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to our shareholders who are PRC residents and may be applicable to any offshore acquisitions that we make in the future.

Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, will be required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV, is required to update its filed registration with the local branch of SAFE with respect to that SPV, to reflect any material change, including, among other things, any major change of a PRC resident shareholder, name or term of operation of the SPV, or any increase or reduction of the SPV’s registered capital, share transfer or swap, merger or division. Moreover, any subsidiary of such SPV in China is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE. If any PRC shareholder of such SPV fails to make the required registration or to update the previously filed registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiary in China. On February 13, 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which became effective on June 1, 2015. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound overseas direct investments, including those required under SAFE Circular 37, will be filed with qualified banks instead of SAFE or its branches. The qualified banks will directly examine the applications and accept registrations under the supervision of SAFE.

We cannot provide assurance that our shareholders that are PRC residents at all times comply with, or in the future make or obtain any applicable registrations or approvals required by, SAFE Circular 37 or other related rules. Failure or inability of the combined company’s PRC resident shareholders to comply with the registration procedures set forth in these regulations may subject the combined company to fines and legal sanctions, restrict its cross-border investment activities, limit the ability of a wholly foreign-owned subsidiary in China to distribute dividends and the proceeds from any reduction in capital, share transfer or liquidation, and the combined company may also be prohibited from injecting additional capital into the subsidiary. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liability under PRC law for circumventing applicable foreign exchange restrictions. As a result, the combined company’s business operations and the combined company’s ability to distribute profits to you could be materially and adversely affected.

Furthermore, as these foreign exchange regulations are still relatively new and their interpretation and implementation has been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign currency-denominated borrowings, which may adversely affect our financial condition and results of operations. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

We may consummate a business combination with a target business based in and primarily operating in China, after which the PRC subsidiaries of the combined company will be subject to restrictions on dividend payments.

We may consummate a business combination with a target business based in and primarily operating in China. After such business combination, the combined company may rely on dividends and other distributions from the PRC subsidiaries of the combined company to provide it with cash flow and to meet its other obligations. These dividends or other distributions to be paid by the PRC subsidiaries arise from the combined company’s entitlements to substantially all of the economic benefits of the PRC subsidiaries. Current regulations in China would permit the combined company’s PRC subsidiaries to pay dividends only out of their accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the combined company’s PRC subsidiaries in China will be required to set aside at least 10% of their after-tax profits each year to fund their respective statutory reserves (up to an aggregate amount equal to half of their respective registered capital). Such cash reserve may not be distributed as cash dividends. In addition, if the combined company’s PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make payments to the combined company or its PRC subsidiaries, as applicable.

The M&A Rules and certain other PRC regulations establish complex procedures for certain acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue a business combination with a China-based business.

The M&A Rules adopted by six PRC regulatory agencies in 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce (the “MOFCOM”) be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law requires that the anti-monopoly enforcement agency of the State Council (currently the “Anti-Monopoly Bureau of the State Administration for Market Regulation”) shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by the MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. On July 1, 2015, the National Security Law of China took effect, which provided that China would establish rules and mechanisms to conduct national security review of foreign investments in China that may impact national security. On March 15, 2019, the PRC National People’s Congress approved the Foreign Investment Law of China (the “Foreign Investment Law”), which came into effect on January 1, 2020, reiterates that China will establish a security review system for foreign investments. On December 19, 2020, the National Development and Reform Commission (the “NDRC”) and the MOFCOM jointly issued the Measures for the Security Review of Foreign Investments (the “New FISR Measures”), which was made according to the National Security Law and the Foreign Investment Law and became effective on January 18, 2021. The New FISR Measures further expand the scope of national security review on foreign investment compared to the existing rules, while leaving substantial room for interpretation and speculation.

In the future, we may pursue a business combination with a China-based business. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM, any other relevant PRC governmental authorities or their respective local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Because the M&A Rules permit the government agencies to have scrutiny over the economics of an acquisition transaction and require consideration in a transaction to be paid within stated time limits, if we target a PRC Target Company for a business combination, we may not be able to negotiate a transaction that is acceptable to our shareholders or sufficiently protect their interests in a transaction.

The M&A Rules have introduced aspects of economic and substantive analysis of the target business and the acquirer and the terms of the transaction by the MOFCOM and the other governing agencies through submissions of an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets. The regulations require that in certain transaction structures, the consideration must be paid within strict time periods, generally not in excess of a year. In asset transactions there must be no harm of third parties and the public interest in the allocation of assets and liabilities being assumed or acquired. These aspects of the regulations will limit our ability to negotiate various terms of a possible business combination with a PRC Target Company, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, we may not be able to negotiate a transaction with terms that will satisfy our investors and protect our shareholders’ interests in an acquisition of a PRC Target Company.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

The PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of certain taxable assets, including, in particular, equity interests in a PRC resident enterprise, by a non-resident enterprise by promulgating and implementing SAT Circular 59 and Circular 698, which became effective in January 2008, and Circular 7 in replacement of some of the existing rules in Circular 698, which became effective in February 2015.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC corporate income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC corporate income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

The PRC tax authorities have the discretion under SAT Circular 59, Circular 698 and Circular 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. Although we currently have no plans to pursue any acquisitions in China or elsewhere in the world, we may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a non-resident enterprise under the PRC corporate income tax law and if the PRC tax authorities make adjustments to the taxable income of the transactions under SAT Circular 59 or Circular 698 and Circular 7, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

Item 2. Properties

We currently maintain our executive offices at 80 Broad Street, 5th Floor, New York, NY 10004. The cost for this space is included in the $10,000 per month fee that we will pay our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

As of December 31, 2023, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units are currently traded on The Nasdaq Global Market under the symbol “ALSAU” and started trading on The Nasdaq Global Market on December 13, 2021. The ordinary shares, rights and warrants began separate trading on January 18, 2022, under the symbols “ALSA,” “ALSAR” and “ALSAW” respectively.

Stockholders of Record

At December 31, 2023 there were 334,881 of our units issued and outstanding held by 2 stockholders of record. Assuming all units have been separated into ordinary shares, rights and warrants, at December 31, 2023, there were 11,933,622 ordinary shares issued and outstanding held by 4 stockholders of record, 11,495,119 of our rights issued and outstanding held by 1 stockholder of record, and 11,495,119 warrants issued and outstanding held by 1 stockholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of any of our securities whose securities are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Transaction costs related to our IPO amounted to $5,669,696, consisting of $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees and $494,696 of other offering costs. A total of $115,000,000, comprised of $112,700,000 of the proceeds from the IPO (which amount includes up to $2,875,000 of the underwriter’s deferred discount) and $2,300,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account, established by VStock Transfer LLC, our transfer agent and maintained at Wilmington Trust, National Association, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 9 months from the closing of the IPO (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination by September 15, 2024.

For the year ended December 31, 2023, net cash used in operating activities was $235,925. At December 31, 2023, the Company had working capital deficit of $6,191,522, included the over-withdraw of $15,000 from Marketable Security held in trust.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination after the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the years ended December 31, 2023 and 2022, we had a net income of $4,924,098 and $1,107,130 which consisted of formation and operational costs of $435,287 and $587,614, interest income on marketable securities held in the trust account of $4,911,035 and $1,312,585, other income of $350 and $5, and unrealized gain on marketable securities held in trust account of $448,000 and $382,154, respectively. The formation and operational costs mainly consisted with administrative expenses to the sponsor and professional expense. The other income and unrealized gain on marketable securities are consist with mainly tax-exempt interest income.

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

For the years ended December 31, 2023 and 2022, net cash (used in) operating activities was $(235,925) and $(276,867), which mainly consist of net income of $4,924,098 and $1,107,130, interest earned in investments of $(5,359,035) and $(1,694,739) and Prepaid expense $(12,500) and 142,192, and Due to related party of $190,963 and $21,697. Net cash provided by (used in) investing activities was $21,997,189 and $(1,533,332), which mainly consist of $26,094,884 and nil sales of investment in the marketable securities held in Trust Account in purpose to repay the redemption and net off with $(4,112,695) and $(1,533,332) monthly extension fund reinvest. Net cash (used in) provided by financing activities is $(21,872,255) and $1,533,332 which mainly consist of $(26,094,884) and nil cash withdrawn from the Trust Account to redeem public shares and net off with $4,222,629 and $1,533,332 drawdown from promissory note.

At December 31, 2023 and 2022, we had investments held in the Trust Account of $101,590,662 and $118,228,816. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2023 and 2022, we had cash of nil and $110,991 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

The Company had issued the following promissory notes (inclusively the “Note”):

On September 13, 2022, December 13, 2022. March 13, 2023 and September 20, 2023 the Company issued a promissory note (the “First Note”, “Second Note”, “Third Note” and “Fourth Note”) in the principal amount of up to $1,000,000, $1,300,000, $2,500,000 and $2,500,000 respectively, to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to the related amount to pay the extension fee and transaction cost. The Notes are repayable in full upon the date of the consummation of the Company’s initial business combination pursuant to the amendment of the Notes. The Notes have no conversion feature, no collateral and bear no interest.

The issuance of the Notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Sponsor promissory notes balances were $5,755,961 and 1,533,332 as of December 31, 2023 and 2022 respectively.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrants

The Company evaluates the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, both Public and Private Warrants are classified in stockholders’ equity as of December 31, 2023 and 2022.

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

The calculation of diluted net income (loss) per ordinary shares and related weighted average of the ordinary shares does not consider the effect of the warrants and rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate, and the rights are exercisable to convert 1,690,000 shares of ordinary shares in the aggregate. As of December 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company other than above. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary shares for the periods presented.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our interim condensed financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2023.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2023, relating to ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified in previously issued financial statements, such as the misclassification of the trust account balance and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively. We concluded that the failure to timely identify such accounting errors constituted material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2023.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act (as defined in Rules 13a-15(e) and 15- d-15(e) under the Securities Exchange Act of 1934, as amended), our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting as of December 31, 2023 was not effective.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 11. EXECUTIVE COMPENSATION.

No executive officer has received any cash compensation for services rendered to us during the year ended December 31, 2023.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our shares of ordinary shares as of July 3, 2024 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of ordinary shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect beneficial ownership of the warrants and rights included in the units offered in our initial public offering or purchased by our sponsor in connection with our initial public offering as these warrants are not exercisable and these rights are not convertible within 60 days of December 31, 2023 or the date of this Form 10-K.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(3)	Approximate Percentage of Outstanding Shares(3)
A-Star Management Corporation(2)	3,205,000	21.8%
Zhe Zhang(2)	3,205,000	21.8%
Guojian Chen(4)	-	-
Patrick Swint(4)	-	-
Xiaofeng Zhou(4)	-	-
Huei-Ching Huang(4)	-	-
All directors and officers as a group (5 individuals)	3,205,000	21.8%

5% or greater beneficial owners
Lighthouse Investment Partners, LLC(5)	772,424	5.3%
Yakira Capital Management, Inc(6)	687,356	4.7%
Saba Capital Management, L.P.(7)	769,511	5.2%
Mizuho Financial Group, Inc.(8)	1,027,250	7.0%
Westchester Capital Management, LLC; Westchester Capital Partners, LLC; Virtus Investment Advisers, Inc.; The Merger Fund(9)	1,595,220	10.8%
First Trust Merger Arbitrage Fund; First Trust Capital Management L.P.; First Trust Capital Solutions L.P.; FTCS Sub GP LLC(10)	1,486,020	10.1%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is 80 Broad Street, 5th Floor, New York, New York 10004.

(2)	Represents 2,875,000 founder ordinary shares and 330,000 private placement ordinary shares held by A-Star Management Corporation, our sponsor. Mr. Zhe Zhang, our Chairman and Chief Executive Officer, is the sole director of our sponsor, have voting and dispositive power of the ordinary shares. The address for our sponsor is Craigmuir Chambers, PO Box 71, Road Town, Tortola, VG 1110 British Virgin Islands.

(3)	Based upon 14,705,000 ordinary shares outstanding. Includes the 330,000 private placement units (and the component parts) purchased by our sponsor simultaneously with the consummation of our initial public offering.

(4)	Such individual does not beneficially own any of our ordinary shares. However, such individual has a pecuniary interest in our ordinary shares through his ownership of shares of our sponsor.

(5)	Based on information contained in a Schedule 13G/A filed on February 14, 2024. The shares are directly beneficially owned by MAP 136 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 136”), MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 214”), and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC (“Shaolin”). Lighthouse Investment Partners, LLC (“Lighthouse”) serves as the investment manager of MAP 136, MAP 214, and Shaolin. Because Lighthouse may be deemed to control MAP 136, MAP 214, and Shoalin, as applicable, Lighthouse may be deemed to beneficially own, and to have the power to vote or direct the vote of, and the power to direct the disposition of the shares.

(6)	Based on information contained in the Schedule 13G filed on January 26, 2024 by Yakira Capital Management, Inc. The business address is 1555 Post Road East, Suite 202, Westport, CT 06880.

(7)	Based on information contained in the Schedule 13G/A filed on February 14, 2023.

(8)	Based on information contained in the Schedule 13G filed on February 14, 2023.

(9)	Based on information contained in the Schedule 13G filed on February 14, 2024 jointly by: Westchester Capital Management, LLC (“Westchester”), a Delaware limited liability company, Westchester Capital Partners, LLC (“WCP”), a Delaware limited liability company, Virtus Investment Advisers, Inc. (“Virtus”), a Massachusetts corporation, and The Merger Fund (“MF”), a Massachusetts business trust. These parties may be deemed to constitute a “group” for purposes of Section 13(g)(3) of the Act. Number of shares shown represents the aggregate number of shares owned by these persons. The address of Westchester and WCP is 100 Summit Drive, Valhalla, NY 10595. The address of Virtus is One Financial Plaza, Hartford, CT 06103 and the address of The Merger Fund is 101 Munson Street, Greenfield, MA 01301-9683.

(10)	Based on information contained in the Schedule 13G filed on February 14, 2024 jointly by: First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”), and FTCS Sub GP LLC (“Sub GP”). FTCS and Sub GP may be deemed to control FTCM. These parties may be deemed to constitute a “group” for purposes of Section 13(g)(3) of the Act. Number of shares shown represents the aggregate number of shares owned by these persons. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

Our founders beneficially own approximately 21.8% of the issued and outstanding ordinary shares. Because of the ownership block held by our founders, officers and directors, such individuals may be able to effectively exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2023, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements,

Item 13. Certain Relationships, and Related Transactions and Director Independence

Certain Relationships and Related Transactions

On April 6, 2021, our sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.01 per share. Our sponsor owns approximately 21.88% of our issued and outstanding ordinary shares as of December 31, 2023.

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

In connection with the completion of our initial public offering, we entered into an Administrative Services Agreement with our sponsor pursuant to which we will pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 33 months, our sponsor will be paid a total of $330,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

The Company had issued the following promissory notes (inclusively the “Note”):

On September 13, 2022, December 13, 2022. March 13, 2023 and September 20, 2023 the Company issued a promissory note (the “First Note”, “Second Note”, “Third Note” and “Fourth Note”) in the principal amount of up to $1,000,000, $1,300,000, $2,500,000 and $2,500,000 respectively, to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to the related amount to pay the extension fee and transaction cost. The Notes are repayable in full upon the date of the consummation of the Company’s initial business combination pursuant to the amendment of the Notes. The Notes have no conversion feature, no collateral and bear no interest.

The issuance of the Notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Sponsor promissory notes balances were $5,359,035 and 1,533,332 as of December 31, 2023 and 2022 respectively.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K and Form S-1 for the respective periods and other required filings with the SEC for the year ended December 31, 2023 is $92,700 in total. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay UHY for consultations concerning financial accounting and reporting standards for the year ended December 31, 2023.

Tax Fees. We did not pay UHY for tax planning and tax advice for the year ended December 31, 2023.

All Other Fees. We did not pay UHY for other services for the year ended December 31, 2023.

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

(1)	The Financial statements listed on the Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alpha Star Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alpha Star Acquisition Corporation (the Company) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, it incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company’s cash and working capital as of December 31, 2023 are not sufficient to complete its planned activities for one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Irvine, California

July 3, 2024

Alpha Star Acquisition Corporation

Balance Sheets

	As of December 31, 2023	As of December 31, 2022

Assets
Current assets:
Cash in escrow	$-	$110,991
Prepaid expenses	12,500	-
Total current assets	12,500	110,991

Non-current assets:
Marketable securities held in Trust Account	101,590,662	118,228,816
Total non-current assets	101,590,662	118,228,816
Total assets	$101,603,162	$118,339,807

Liabilities and stockholders’ deficit
Current liabilities:
Accrued expenses	$220,401	$199,852
Promissory notes - Sponsor	5,755,961	1,533,332
Due to related parties	212,660	21,697
Total current liabilities	6,189,022	1,754,881

Non-current liabilities:
Deferred underwriting commissions	2,875,000	2,875,000
Total non-current liabilities	2,875,000	2,875,000
Total liabilities	9,064,022	4,629,881

Commitments and contingencies (Note 6)

Ordinary shares subject to possible redemption, 9,063,503 and 11,500,000 shares at redemption value of $11.21 and $10.28 per share at December 31, 2023 and 2022, respectively	101,605,662	118,228,816

Stockholders’ deficit:
Ordinary shares, par value $0.001, authorized 50,000,000 shares; 3,205,000 and 3,205,000 shares issued and outstanding at December 31, 2023 and 2022, respectively, excluding 9,063,503 and 11,500,000 shares subject to possible redemption	3,205	3,205
Additional paid-in capital	-	-
Accumulated deficit	(9,069,727)	(4,522,095)
Total stockholders’ deficit	(9,066,522)	(4,518,890)
Total liabilities and stockholders’ deficit	$101,603,162	$118,339,807

The accompanying notes are an integral part of the financial statements.

Alpha Star Acquisition Corporation

Statements of Operations

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Formation and operational costs	$435,287	$587,614
Loss from operations	(435,287)	(587,614)

Other income
Interest earned on marketable securities held in Trust Account	4,911,035	1,312,585
Other income	350	5
Unrealized gain on marketable securities held in Trust Account	448,000	382,154
Total other income	5,359,385	1,694,744

Income before income taxes	4,924,098	1,107,130

Income tax expense	-	-
Net income	$4,924,098	$1,107,130

Basic and diluted weighted average shares outstanding - ordinary shares subject to redemption	10,411,921	11,500,000
Basic and diluted net income per share	$0.58	$0.14

Basic and diluted weighted average shares outstanding - non redeemable ordinary share	3,205,000	3,205,000
Basic and diluted net loss per share	$(0.33)	$(0.14)

The accompanying notes are an integral part of the financial statements.

Alpha Star Acquisition Corporation

Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2023 and 2022

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2023	3,205,000	$3,205	$-	$(4,522,095)	$(4,518,890)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on Trust Account)	-	-	-	(5,359,035)	(5,359,035)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(4,112,695)	(4,112,695)
Net income	-	-	-	4,924,098	4,924,098
Balance at December 31, 2023	3,205,000	$3,205	$-	$(9,069,727)	$(9,066,522)

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	3,205,000	$3,205	$-	$(2,400,410)	$(2,397,205)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on Trust Account)	-	-	-	(1,695,483)	(1,695,483)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)				(1,533,332)	(1,533,332)
Net income	-	-	-	1,107,130	1,107,130
Balance at December 31, 2022	3,205,000	$3,205	$-	$(4,522,095)	$(4,518,890)

The accompanying notes are an integral part of the financial statements.

Alpha Star Acquisition Corporation

Statements of Cash Flows

	For the year ended December 31, 2023	For the Year Ended December 31, 2022
Cash flows from operating activities:
Net income	$4,924,098	$1,107,130

Net changes in operating assets & liabilities:
Prepaid expenses	(12,500)	142,192
Interest earned in Trust Account	(5,359,035)	(1,694,739)
Due to related parties	190,963	21,697
Accrued expenses	20,549	146,853
Net cash used in operating activities	(235,925)	(276,867)

Cash flows from investing activities:
Investment of cash in Trust Account	(4,112,695)	(1,533,332)
Cash withdrawn from Trust Account to redeem Public Shares	26,094,884	-
Cash withdrawn from Trust Account for Trust Account service fees	15,000	-
Net cash provided by (used in) investing activities	21,997,189	(1,533,332)

Cash flows from financing activities:
Redemption of Public Shares	(26,094,884)	-
Proceeds from sponsor loan	4,222,629	1,533,332
Net cash (used in) provided by financing activities	(21,872,255)	1,533,332

Net decrease in cash in escrow	(110,991)	(276,867)
Cash in escrow at beginning of period	110,991	387,858
Cash in escrow at end of period	$-	$110,991

Supplemental disclosure of non-cash investing and financing Activities:
Subsequent measurement of ordinary shares subject to possible redemption	$9,471,730	$3,228,815

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

The Company initially had 9 months from the closing of the IPO (or up to 21 months from the closing of our initial public offering if we extend the period of time to consummate a business combination) to consummate a Business Combination (the “Combination Period”). If the Company fails to consummate a Business Combination within the Combination Period, it will trigger its automatic winding up, liquidation and subsequent dissolution pursuant to the terms of the Company’s amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from the Company’s shareholders to commence such a voluntary winding up, liquidation and subsequent dissolution.

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

Extraordinary General Meeting

On January 10, 2024, the Company held an Extraordinary General Meeting of its shareholders, approved to amend the Company’s Amended and Restated Memorandum and Articles of Association to (i) extend the date by which the Company must consummate a business combination to September 15, 2024 (33 months from the consummation of the IPO) (the “Combination Period”); (ii) allow the Company to undertake an initial business combination with an entity or business (“Target Business”), with a physical presence, operation, or other significant ties to China (a “China-based Target”) or which may subject the post-business combination business or entity to the laws, regulations and policies of China (including Hong Kong and Macao), or an entity or business that conducts operations in China through variable interest entities, or VIEs, pursuant to a series of contractual arrangements (“VIE Agreements”) with the VIE and its shareholders on one side, and a China-based subsidiary of the China-based Target (the “WFOE”), on the other side (the “Target Limitation Amendment Proposal”); and (iii) eliminate the limitation that the Company shall not redeem its public shares to the extent that such redemption would result in the ordinary shares, or the securities of any entity that succeeds the Company as a public company, becoming “penny stock” (as defined in accordance with Rule 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), or cause the Company to not meet any greater net tangible asset or cash requirement which may be contained in the agreement relating to a Business Combination (the “Redemption Limitation Amendment Proposal”).

In connection with the stockholders’ extension vote on the Extraordinary General Meeting held on January 10, 2024, a total of 3,319,923 public shares were rendered for redemption. The total redemption payment is $37,183,138 and were all distributed in January and February 2024.

Extension fees

Starting from September 13, 2022 to June 30, 2023, the Company requested to draw the funds of $383,333 and deposited it into the Trust Account monthly to extend the period of time the Company has to consummate a business combination. The $383,333 extension fee represents approximately $0.033 per public share. The extension funds will decrease if certain shareholders redeem the shares. In July 2023, due to the Annual General Meeting discussed above and the redemption of public shares, the monthly extension fees were changed to $302,116, which represents $0.033 per public share. In January 2024, after being approved by Extraordinary General Meeting discussed above, the Company decrease the monthly extension fees to the lower of $70,000 for all remaining public shares, and $0.033 for each remaining public shares.

The Trust Account

As of December 15, 2021, a total of $115,682,250 of the net proceeds from the IPO and the Private Placement transaction completed with the Sponsor was deposited in a trust account (the “Trust Account”) established for the benefit of the Company’s public shareholders with Wilmington Trust, National Association acting as trustee. The amount exceeding $115,000,000, $682,254 had been transfer to the Company’s escrow cash account as its working capital.

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

Liquidity and Going Concern

As of December 31, 2023 and 2022, the Company had a cash balance of nil and $110,991 in its escrow account, and working capital deficit as $6,191,522 and $1,643,890, included the over-withdraw of $15,000 from Marketable Security held in trust in 2023.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company related party loans up to $1,500,000. As of December 31, 2023, the Company had no borrowings under the related party loans.

On September 13, 2022, December 31, 2022, March 13, 2023 and September 20, 2023, the Company issued the first promissory note (the “First Note”), second promissory note (the “Second Note”), third promissory note (the “Third Note”) and forth promissory note (the “Fourth Note”) in the principal amount of up to $1,000,000, $1,300,000, $2,500,000 and $2,500,000 to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to the corresponding principal to pay the extension fee and transaction cost, respectively (all promissory notes inclusive as the “Notes”). See Note 5 for further information.

If the Company’s estimate of the costs of identifying a target business, undertaking due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company has become obligated to redeem a significant number of its Public Shares upon completion of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. In addition, we have until September 15, 2024 (the “Liquidation Date”) to consummate a business combination.

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

Management believes that, as of December 31, 2023, the Company has insufficient working capital to cover its short term operating needs. The Company has no revenue before the Business Combination. It incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company’s cash and working capital as of December 31, 2023 are not sufficient to complete its planned activities for the upcoming year. These factors raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statement is issued.

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

Cash in Escrow

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had nil and $110,991 cash held in escrow and did not have any cash equivalents as of December 31, 2023 and 2022, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2023 and 2022, the Company does not have a cash account in any financial institutions, respectively.

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and unrealized earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $101,590,662 and $118,228,816 of marketable securities held in the Trust Account as of December 31, 2023 and 2022, respectively. On March 22, 2023 and December 29, 2023, the Company withdrew $7,500 and $7,500 to pay Wilmington Trust as the operating expenses and prepayment, respectively.

On July 21, 2023, $26,094,884 was withdrawn from the Trust account for the redemption of 2,436,497 public shares.

During the years ended December 31, 2023 and 2022, interest earned from the Trust Account amounted to $5,359,035 and $1,694,739 of which $4,911,035 and $1,312,585 were reinvested in the Trust Account, respectively, $448,000 and $382,154 were also recognized as unrealized gain on investments held in the Trust Account during the years ended December 2023 and 2022, respectively.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs consisted of principally of professional and registration fees incurred that were directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Rights were charged to the shareholders’ equity. Offering costs allocated to the ordinary shares were charged against the carrying value of ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

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

All of the 11,500,000 ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Certificate of Incorporation. Accordingly, all of the 11,500,000 ordinary shares are presented as temporary equity. As of December 31, 2023, 9,063,503 Public Shares are outstanding as temporary equity and subject to possible redemption.

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

The calculation of diluted net income (loss) per ordinary shares and related weighted average of the ordinary shares does not consider the effect of the warrants and rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate, and the rights are exercisable to convert 1,690,000 shares of ordinary shares in the aggregate. As of December 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company other than above. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary shares for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the year ended December 31, 2023	For the Year Ended December 31, 2022
Net income	$4,924,098	$1,107,130
Remeasurement to redemption value – interest income earned	(5,359,035)	(1,695,483)
Remeasurement to redemption value – extension fee	(4,112,695)	(1,533,332)
Net loss including accretion of temporary equity to redemption value	$(4,547,632)	$(2,121,685)

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(1,070,371)	$(3,477,261)	$(462,266)	$(1,658,675)
Accretion of extension fee	-	4,112,695	-	1,533,332
Accretion of temporary equity - interest income earned	-	5,359,035	-	1,694,739
Allocation of net (loss) income	$(1,070,371)	$5,994,469	$(462,266)	$1,569,396

Denominators:
Weighted-average shares outstanding	3,205,000	10,411,921	3,205,000	11,500,000

Basic and diluted net income (loss) per share	$(0.33)	$0.58	$(0.14)	$0.14

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified the Cayman Islands as its only “major” tax jurisdiction, as defined. The Company had generated interest income from the Marketable securities held in Trust Account that is the Unite States source investment, which is tax exemption interest and dividends. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statement. Since the Company was incorporated on March 11, 2021, the evaluation was performed for the period ended December 31, 2023 and 2022 which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act (the IRA) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes parent or affiliate to the Company and the Company may become a “covered corporation” as a listed Company in Nasdaq. On July 13, 2023, 2,436,497 public shares were rendered for redemption in connection with an extension vote (see Note 1). The management team has evaluated the IRA as of December 31, 2023, and does not accrue any excise tax related to the redemption as the Company believes it is not a “covered corporation” under Internal Revenue Code Section 4501. The management team will continue to evaluate its impact.

The provision for income taxes was deemed to be immaterial for the years ended December 31, 2023 and 2022.

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

Note 5 – Related Party Transactions

Founder Shares

On April 6, 2021, the Sponsor purchased 2,875,000 ordinary shares for an aggregate price of $25,000.

The 2,875,000 founder shares (for purposes hereof referred to as the “Founder Shares”) included an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the IPO. On December 15, 2021, the underwriters exercised the over-allotment option in full, so there are no Founder Shares subject to forfeiture as of December 31, 2023 and 2022.

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on December 13, 2021, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the years ended December 31, 2023 and 2022, the Company incurred $120,000 and $120,000 in fees for these services, respectively.

Promissory Note — Sponsor

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 ordinary shares, 150,000 rights and 150,000 warrants to purchase 75,000 shares if $1,500,000 of notes were so converted) at the option of the lender. The units would be identical to the placement units issued to the initial holder. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. The convertible loans from Sponsor balances were nil as of December 31, 2023 and 2022.

The Company had issued the following promissory notes (inclusively the “Note”):

On September 13, 2022, December 13, 2022. March 13, 2023 and September 20, 2023 the Company issued a promissory note (the “First Note”, “Second Note”, “Third Note” and “Fourth Note”) in the principal amount of up to $1,000,000, $1,300,000, $2,500,000 and $2,500,000 respectively, to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to the related amount to pay the extension fee and transaction cost. The Notes are repayable in full upon the date of the consummation of the Company’s initial business combination pursuant to the amendment of the Notes. The Notes have no conversion feature, no collateral and bear no interest.

The total balance of the Sponsor promissory notes was $5,755,961 and $1,533,332 as of December 31, 2023 and 2022, respectively, which was for the purpose of paying extension contribution.

Due to related parties

As of December 31, 2023 and 2022, the Company has amount due to related parties of $212,660 and $21,697, respectively, which included the amount of operating expenses paid by the Sponsor on behalf of the Company and the reimbursement of the operating expenses paid by a director of the Company.

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

The underwriters are entitled to a deferred underwriting commission of 2.5% of the gross proceeds of the IPO, or $2,875,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. As of December 31, 2023 and 2022, the Company has the deferred underwriting commissions of $2,875,000 as non-current liabilities, respectively.

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

Contingencies and Dismissal of the Then-Legal Counsel

The Company may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. As of December 31, 2023 and 2022, there were no legal or administrative proceedings for which a loss was probable and expected to be material to the financial statements.

On February 5, 2024, the management and the Sponsor determined to dismiss the Company’s then-legal counsel and also terminated its services of maintaining and managing the escrow account. The former legal counsel alleged that there was an approximately $200,000 balance due with the Sponsor and disputed legal fee due with the Company. On May 23, 2024, the Sponsor and the Company entered into an indemnity agreement that contractually indemnifies, holds harmless, and exonerates the Company from any potential litigation or related proceedings arising from the service termination with the former legal counsel. The Company does not believe that either the above Sponsor Balance due with the former legal counsel or the disputed legal fee would have a material impact on the Company’s financial statements.

Note 7 – Stockholders’ Deficit

Ordinary Shares

The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At December 31, 2023 and 2022 there were 3,205,000 ordinary shares issued and outstanding, excluding 9,063,503 and 11,500,000 shares subject to possible redemption.

Public Warrants

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a price of $10.00 per Unit for a total of $115,000,000. The total amounts of ordinary shares subject to possible redemption is 11,500,000. Each Unit consists of one ordinary share, one right to acquire one-seventh (1/7) of an ordinary share, and one redeemable warrant (“Public Warrant”) to purchase one-half of one ordinary share at a price of $11.50 per share, subject to adjustment. As of December 31, 2023 and 2022, the Company had 11,500,000 public warrants outstanding, respectively.

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

Private warrants

The private warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in IPO. As of December 31, 2023 and 2022, the Company had 330,000 private warrants outstanding, respectively.

Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/7 of a share of ordinary shares upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/7 of a share underlying each right upon consummation of the business combination. As of December 31, 2023 and 2022, no rights had been converted into shares.

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

As of December 31, 2023 and 2022, assets held in the Trust Account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

December 31, 2023

Assets	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$101,590,662	$-	$-

December 31, 2022

Assets	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$118,228,816	$-	$-

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement except those have been disclosed elsewhere in the Note to the financial statements and the following:

Drawdown of Promissory Notes

Subsequent to December 31, 2023, the Company drew down $490,000 from the Promissory Notes to pay the extension contribution of $70,000 each month from January 2024 to July 2024, respectively. The full amounts were deposited into the Trust Account immediately.

Sponsor payment on behalf of the Company

Subsequent to December 31, 2023, the Sponsor paid a total of $288,470 operating expenses on behalf of the Company. The payment by the Sponsor was not considered as a drawdown of the Promissory Note. As of the date the financial statements were issued, the total amount due to Sponsor was $501,130.

Compliance with the Minimum Public Holders Rule

As previously disclosed on October 13, 2023, the Company received a written notice from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) dated October 12, 2023, indicating that the Company was not in compliance with Listing Rule 5450(a)(2), which requires the Company to have at least 400 public holders for continued listing on the Nasdaq Global Market (the “Minimum Public Holders Rule”). The Company was provided an initial period of 180 calendar days to regain compliance with the Minimum Public Holders Rule.

On March 4, 2024, the Company received a letter from Nasdaq stating that the Company has regained compliance under the Minimum Public Holders Rule by having at least 400 public holders. As such, this matter is now closed.

Enter into Letter of Intent

On June 24, 2024, the Company issued a press release announcing its entry into a non-binding Letter of Intent for a business combination with XDATA GROUP OÜ (“Xdata”), an Estonia-based financial technology solutions company.

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

ITEM 16. Form 10-K Summary

None.

45

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of July 3, 2024.

ALPHA STAR ACQUISITION CORPORATION

By:	/s/ Zhe Zhang
Zhe Zhang
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Zhe Zhang	Chairman of the Board, Chief Executive Officer
Zhe Zhang	(Principal Executive Officer)	July 3, 2024

/s/ Guojian Chen	Chief Financial Officer
Guojian Chen	(Principal Financial Officer)	July 3, 2024

/s/ Patrick Swint	Director
Patrick Swint		July 3, 2024

/s/ Xiaofeng Zhou	Director
Xiaofeng Zhou		July 3, 2024

/s/ Huei-Ching Huang	Director
Huei-Ching Huang		July 3, 2024

46