Form 10-Q
period 2024-03-31
Alpha Star Acquisition Corp
filed 2024-07-30
CIK 1865111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of July 12, 2024 there were 8,948,580 ordinary shares, respectively, with par value of $0.001, issued and outstanding (assuming all of the units issued in our initial public offering completed on December 15, 2021 were split on such date).

ALPHA STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA STAR ACQUISITION CORPORATION

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Prepaid expense	$66,375	$12,500
Total current assets	66,375	12,500
Noncurrent assets:
Marketable securities held in trust account	65,650,502	101,590,662
Total noncurrent assets	65,650,502	101,590,662
Total assets	$65,716,877	$101,603,162

Liabilities and stockholders’ deficit
Current liabilities:
Accrued expenses	$323,728	$220,401
Promissory note – Sponsor	6,035,961	5,755,961
Due to related parties	402,141	212,660
Total current liabilities	6,761,830	6,189,022
Noncurrent liabilities:
Deferred underwriting commissions	2,875,000	2,875,000
Total noncurrent liabilities	2,875,000	2,875,000
Total liabilities	9,636,830	9,064,022

Commitment and contingencies (Note 6)
Ordinary shares subject to possible redemption, 5,743,580 and 9,063,503 shares at redemption value of $11.42 and $11.21 per share at March 31, 2024 and December 31, 2023, respectively	65,595,501	101,605,662

Stockholders’ deficit:
Ordinary shares, par value $0.001, authorized 50,000,000 shares; 3,205,000 and 3,205,000 shares issued and outstanding at March 31 2024 and December 31, 2023, respectively, excluding 5,743,580 and 9,063,503 shares subject to possible redemption	3,205	3,205
Additional paid-in capital	-	-
Accumulated deficit	(9,518,659)	(9,069,727)

Total stockholders’ deficit	(9,515,454)	(9,066,522)

Total liabilities and stockholders’ deficit	$65,716,877	$101,603,162

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Formation and operational costs	$238,932	$121,309
Loss from operations	(238,932)	(121,309)

Other income:
Interest realized on marketable securities held in Trust Account	677,001	807,326
Unrealized gain on marketable securities held in Trust Account	285,976	461,067
Total other income	962,977	1,268,393

Income before income taxes	724,045	1,147,084

Income tax expense	-	-
Net income	$724,045	$1,147,084

Basic and diluted weighted average shares outstanding - ordinary shares subject to redemption	6,108,407	11,500,000
Basic and diluted net income per share	$0.14	$0.12

Basic and diluted weighted average shares outstanding – Non-redeemable ordinary shares	3,205,000	3,205,000
Basic and diluted net loss per share	$(0.05)	$(0.09)

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the three months ended March 31, 2024 and 2023

	Ordinary Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	3,205,000	$3,205	$-	$(9,069,727)	$(9,066,522)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)	-	-	-	(962,977)	(962,977)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(210,000)	(210,000)
Net income	-	-	-	724,045	724,045
Balance at March 31, 2024	3,205,000	$3,205	$-	$(9,518,659)	$(9,515,454)

	Ordinary Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	3,205,000	$3,205	$-	$(4,522,095)	$(4,518,890)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)	-	-	-	(1,268,393)	(1,268,393)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(1,149,999)	(1,149,999)
Net income	-	-	-	1,147,084	1,147,084
Balance at March 31, 2023	3,205,000	$3,205	$-	$(5,793,403)	$(5,790,198)

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Cash flows from operating activities:
Net loss	$724,045	$1,147,084

Net changes in operating assets & liabilities:
Prepaid expenses	(53,875)	(52,500)
Interest earned in Trust Account	(962,977)	(1,268,393)
Due to related parties	189,481	140,977
Accrued expenses	103,326	(58,965)
Net cash used in operating activities	-	(91,797)

Cash flows from investing activities:
Investment of cash in Trust Account	(280,000)	(1,149,999)
Cash withdrawn from Trust Account to redeem public shares	37,183,138	-
Cash withdrawn from Trust Account for account service fee	-	7,500
Net cash provided by (used in) investing activities	36,903,138	(1,142,499)

Cash flows from financing activities:
Proceeds from Sponsor loan	280,000	1,149,999
Redemption of Public Shares	(37,183,138)	-
Net cash (used in) provided by financing activities	(36,903,138)	1,149,999

Net decrease in cash in escrow	-	(84,297)
Cash in escrow at beginning of period	-	110,991
Cash in escrow at end of period	$-	$26,694

Supplemental disclosure of non-cash investing and financing activities:
Subsequent measurement of ordinary shares subject to possible redemption	$1,172,977	$2,418,392

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

The Company initially had 9 months from the closing of the IPO (or up to 21 months from the closing of IPO) to consummate a Business Combination (the “Combination Period”). If the Company fails to consummate a Business Combination within the Combination Period, it will trigger its automatic winding up, liquidation and subsequent dissolution pursuant to the terms of the Company’s amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from the Company’s shareholders to commence such a voluntary winding up, liquidation and subsequent dissolution.

The Company’s IPO was declared effective on December 13, 2021. On December 15, 2021, the Company consummated the IPO of 11,500,000 units which include an additional 1,500,000 units as a result of the underwriters’ full exercise of the over-allotment, at $10.00 per Unit, generating gross proceeds of $115,000,000, which is described in Note 3.

Concurrently with the closing of the IPO, the Company consummated the sale of 330,000 units (the “Private Placement”) at a price of $10.00 per Private Unit in a private placement to the Sponsor, generating gross proceeds of $3,300,000, which is described in Note 4.

In connection with the stockholders’ extension vote at the Annual General Meeting held on July 13, 2023, 2,436,497 public shares were rendered for redemption. The total redemption payment was $26,094,883 and all distributed during July and August 2023.

Extraordinary General Meeting

On January 10, 2024, the Company held an Extraordinary General Meeting, where shareholders approved the amendments of the Company’s Amended and Restated Memorandum and Articles of Association to (i) extend the date by which the Company must consummate a business combination to September 15, 2024 (33 months from the consummation of the IPO) (the “Combination Period”); (ii) allow the Company to undertake an initial business combination with an entity or business (“Target Business”), with a physical presence, operation, or other significant ties to China (a “China-based Target”) or which may subject the post-business combination business or entity to the laws, regulations and policies of China (including Hong Kong and Macao), or an entity or business that conducts operations in China through variable interest entities, or VIEs, pursuant to a series of contractual arrangements (“VIE Agreements”) with the VIE and its shareholders on one side, and a China-based subsidiary of the China-based Target (the “WFOE”), on the other side (the “Target Limitation Amendment Proposal”); and (iii) eliminate the limitation that the Company shall not redeem its public shares to the extent that such redemption would result in the ordinary shares, or the securities of any entity that succeeds the Company as a public company, becoming “penny stock” (as defined in accordance with Rule 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), or cause the Company to not meet any greater net tangible asset or cash requirement which may be contained in the agreement relating to a Business Combination (the “Redemption Limitation Amendment Proposal”).

In connection with the stockholders’ extension vote on the Extraordinary General Meeting held on January 10, 2024, a total of 3,319,923 public shares were rendered for redemption. The total redemption payment was $37,183,138 and all distributed in January and February 2024.

Extension fees

From September 13, 2022 to June 30, 2023, the Company was requested to draw the funds of $383,333 and deposited the amount into the Trust Account monthly to extend the period of time the Company has to consummate a business combination. The $383,333 extension fee represents approximately $0.033 per public share. The extension funds will decrease if certain shareholders redeem the shares. In July 2023, due to the Annual General Meeting discussed above and the redemption of public shares, the monthly extension fees were changed to $302,116, which represents $0.033 per public share. In January 2024, after shareholders’ approval at the Extraordinary General Meeting discussed above, the Company decreased the monthly extension fees to the lower of $70,000 for all remaining public shares and $0.033 for each remaining public shares.

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

The funds held in the Trust Account are invested only in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and investing solely in United States government treasuries. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation.

Liquidity and Going Concern

As of March 31, 2024 and December 31, 2023, the Company had no cash balance in the escrow account and had a working capital deficit of $6,710,455 and $6,191,522, including the over-withdraw of $15,000 from Marketable Security held in trust.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company related party loans up to $1,500,000. As of March 31, 2024. The Company had no borrowings under the related party loans.

On September 13, 2022, December 31, 2022, March 13, 2023 and September 20, 2023, the Company issued four promissory notes (collectively, the “Notes”) in the principal amount of up to $1,000,000, $1,300,000, $2,500,000 and $2,500,000 to the Sponsor, respectively, pursuant to which the Sponsor shall loan to the Company up to the corresponding principal to pay the extension fee and transaction cost. See Note 5 for further information.

If the Company underestimates the costs of identifying a target business, undertaking due diligence and negotiating a Business Combination or the actual amount necessary is higher, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company has become obligated to redeem a significant number of its Public Shares upon completion of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. In addition, the Company has until December 15, 2024 (the “Liquidation Date”) to consummate a business combination.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by the Liquidation Date, then the Company may cease all operations except for the purpose of liquidating. The uncertainty surrounding the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that, as of March 31, 2024, the Company has insufficient working capital to cover its short term operating needs. The Company has no revenue before the Business Combination. It incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company’s cash and working capital as of March 31, 2024 are not sufficient to complete its planned activities for the upcoming year. These factors raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statement is issued.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The accompanying unaudited financial statements as of March 31, 2024, and for the three months ended March 31, 2024 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessary indicative of the results that may be expected for the period ending December 31, 2024, or any future period.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Annual Report for the year ended December 31, 2023, which are included in Form 10-K filed on July 3, 2024.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with those of another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash in Escrow

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash held in escrow and did not have any cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2024 and December 31, 2023, the Company does not have a cash account in any financial institutions, respectively.

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned and unrealized gain on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $65,650,502 and $101,590,662 of marketable securities held in the Trust Account as of March 31, 2024 and December 31, 2023.

In January and February, 2024, the total amounts of $37,183,138 was withdrawn from the Trust account for the redemption of 3,319,923 public shares.

During the three months ended March 31, 2024 and 2023, interest earned from the Trust Account amounted to $962,977 and $1,268,393, of which $677,001 and $807,326 were reinvested in the Trust Account, respectively, $285,976 and $461,067 were also recognized as unrealized gain on investments held in the Trust Account during the three months ended March 31, 2024 and 2023, respectively.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit if additional paid in capital equals to zero. The interest earned by the marketable security held in trust, and the extension fee invested into the marketable security held in trust, were also recognized in redemption value against additional paid-in capital and accumulated deficit immediately. The proceeds on the deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) will be used to fund the redemption of the public shares.

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

The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants and rights issued in connection with the (i) Initial Public Offering, (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events, and (iii) the effect of the rights to receive 1,690,000 shares. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate. As of March 31, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Net income	$724,045	$1,147,084
Remeasurement to redemption value – interest income earned	(962,977)	(1,268,393)
Remeasurement to redemption value – extension fee	(210,000)	(1,149,999)
Net loss including accretion of temporary equity to redemption value	$(448,932)	$(1,271,308)

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(154,490)	$(294,442)	$(277,085)	$(994,223)
Accretion of extension fee	-	210,000	-	1,149,999
Accretion of temporary equity - interest income earned	-	962,977	-	1,268,393
Allocation of net income (loss)	$(154,490)	$878,535	$(277,085)	$1,424,169

Denominators:
Weighted-average shares outstanding	3,205,000	6,108,407	3,205,000	11,500,000
Basic and diluted net income (loss) per share	$(0.05)	$0.14	$(0.09)	$0.12

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

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provision of the Inflation Reduction Act (the IRA) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes a parent or affiliate to the Company, the Company may become a “covered corporation” as a listed Company in Nasdaq. On July 13, 2023 and January 10, 2024, 2,436,497 and 3,319,923 public shares were rendered for redemption in connection with an extension vote, respectively (see Note 1). The management team has evaluated the IRA as of March 31, 2024, and does not accrue any excise tax related to the redemption as the Company believes it is not a “covered corporation” under Internal Revenue Code Section 4501. The management team will continue to evaluate its impact.

The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2024 and for the three months ended March 31, 2023.

Warrants

The Company evaluates the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480 that meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such an evaluation, both Public and Private Warrants are classified in stockholders’ equity.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 – Initial Public Offering

On December 15, 2021, the Company consummated the initial public offering and sale of 11,500,000 units (including the issuance of 1,500,000 units as a result of the underwriters’ full exercise of the over-allotment) at a price of $10.00 per Unit, generating gross proceeds of $115,000,000. Each Unit consists of one ordinary share, one redeemable warrant (each a “Warrant”, and, collectively, the “Warrants”), and one right to receive one-seventh (1/7) of an ordinary share upon the consummation of a Business Combination. Each two redeemable warrants entitle the holder thereof to purchase one ordinary share, and each seven rights entitle the holder thereof to receive one ordinary share at the closing of a Business Combination. No fractional shares were issued upon separation of the Units, and only whole Warrants will trade.

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

The 2,875,000 founder shares (for purposes hereof referred to as the “Founder Shares”) included an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Proposed Offering. On December 15, 2021, the underwriters exercised the over-allotment option in full, so there are no Founder Shares subject to forfeiture as of March 31, 2024 and December 31, 2023.

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on December 13, 2021, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For each of the three months ended March 31, 2024 and 2023, the Company incurred $30,000 and $30,000 in fees for these services, respectively, which were included in the “Accrued expenses” on the balance sheets of the Company.

Promissory Note — Sponsor

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 ordinary shares, 150,000 rights and 150,000 warrants to purchase 75,000 shares if $1,500,000 of notes were so converted) at the option of the lender. The units would be identical to the placement units issued to the initial holder. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. The convertible loans from Sponsor balances were nil as of March 31, 2024 and December 31, 2023.

The Company had issued the following promissory notes (collectively, the “Notes”):

On September 13, 2022, December 13, 2022. March 13, 2023 and September 20, 2023 the Company issued four promissory notes in the principal amount of up to $1,000,000, $1,300,000, $2,500,000 and $2,500,000, respectively, to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to the related amount to pay the extension fee and transaction cost. The Notes are repayable in full upon the date of the consummation of the Company’s initial business combination pursuant to the Notes. The Notes have no conversion feature, no collateral and bear no interest.

The total balance of the Notes was $6,035,961 and $5,755,961 as of March 31, 2024 and December 31, 2023, respectively, which was for the purpose of paying extension contribution.

Due to related parties

On March 31, 2024 and December 31, 2023, the Company has amount due to Sponsor of $402,141 and $212,660, respectively, which included the amount of operating expenses paid by the Sponsor on behalf of the Company and the reimbursement of the operating expenses paid by a director of the Company.

Note 6 – Commitments and Contingencies

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements. The management will continuously evaluate the effect of these events on the Company.

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,500,000 Units (over and above the 10,000,000 units referred to above) solely to cover over-allotments at $10.00 per Unit. On December 15, 2021, the underwriters exercised the over-allotment option in full to purchase 1,500,000 Units at a purchase price of $10.00 per Unit.

On December 15, 2021, the Company paid a cash underwriting commission of 2.0% of the gross proceeds of the IPO, or $2,300,000.

The underwriters are entitled to a deferred underwriting commission of 2.5% of the gross proceeds of the IPO, or $2,875,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The Company has deferred underwriting commissions of $2,875,000 and $2,875,000 as of March 31, 2024 and December 31, 2023, respectively.

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

Contingencies and Dismissal of the Then-Legal Counsel

The Company may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. As of March 31, 2024 and December 31, 2023, there were no legal or administrative proceedings for which a loss was probable and expected to be material to the financial statements.

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

Note 7 – Stockholders’ Deficit

Ordinary Shares

The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At March 31, 2024 and December 31, 2023, there were 3,205,000 ordinary shares issued and outstanding, excluding 5,743,580 and 9,063,503 shares subject to possible redemption.

Public Warrants

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a price of $10.00 per Unit for a total of $115,000,000. The total amount of ordinary shares subject to possible redemption is 11,500,000. Each Unit consists of one ordinary share, one right to acquire one-seventh (1/7) of an ordinary share, and one redeemable warrant (“Public Warrant”) to purchase one-half of one ordinary share at a price of $11.50 per share, subject to adjustment. As of March 31, 2024 and December 31, 2023, the Company had 11,500,000 and 11,500,000 public warrants outstanding, respectively.

Each warrant entitles the holder to purchase one-half ordinary share at a price of $11.50 per share commencing 30 days after the completion of its initial business combination and expiring five years from after the completion of an initial business combination. No fractional warrant will be issued and only whole warrants will trade. The Company may redeem the warrants at a price of $0.01 per warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given, provided there is an effective registration statement and current prospectus in effect with respect to the ordinary shares underlying such warrants during the 30-day redemption period. If a registration statement is not effective within 60 days following the consummation of a business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act.

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

Private warrants

The private warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in this offering. As of March 31, 2024 and December 31, 2023, the Company had 330,000 private warrants outstanding, respectively.

Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/7 of a share of ordinary shares upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/7 of a share underlying each right upon consummation of the business combination. As of March 31, 2024 and December 31, 2023, no rights had been converted into shares.

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

At March 31, 2024 and December 31, 2023, assets held in the Trust Account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

As of March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$65,650,502	$-	$-

As of December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$101,590,662	$-	$-

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

Sponsor payment on behalf of the Company

Subsequent to March 31, 2024, in addition to the monthly admin service fee charged by the Sponsor which is recorded under the “Accrued expenses”, the Sponsor paid a total of $250,713 operating expenses on behalf of the Company. The payment by the Sponsor was not considered as a drawdown of the Promissory Note. As of the date the financial statements were issued, the total amount due to Sponsor was $652,854.

Enter into Letter of Intent

On June 24, 2024, the Company issued a press release announcing its entry into a non-binding Letter of Intent for a business combination with XDATA GROUP OÜ, an Estonia-based financial technology solutions company.

Annual General Meeting

On July 12, 2024, the Company held an Annual General Meeting of its shareholders. At the Annual General Meeting, the shareholders approved certain amendments to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate a business combination to December 15, 2024. In connection with the stockholders’ extension vote on the Annual General Meeting held on July 12, 2024, a total of 4,840,581 public shares were rendered for redemption at $11.61 per share. After shareholders’ approval at the Annual General Meeting, the Company decreased the monthly extension fees to $35,000 for all remaining public shares, starting from July 2024.

 Drawdown of Promissory Notes

Subsequent to March 31, 2024, the Company drew down $210,000 from the Promissory Notes to pay the extension contribution of $70,000 each month from May 2024 to June 2024, and $35,000 each month from July to August, respectively. The full amounts were deposited into the Trust Account immediately.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please consult the Company’s securities filings on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2024, we had a net income of $724,045, which consists of operating costs of $238,932, offset by interest income on marketable securities held in the Trust Account of $677,001 and unrealized interest income on marketable securities held in the Trust Account of $285,976.

For the three months ended March 31, 2023, we had a net income of $1,147,084, which consists of operating costs of $121,309, offset by interest income on marketable securities held in the Trust Account of $807,326 and unrealized interest income on marketable securities held in the Trust Account of $461,067.

Liquidity and Capital Resources

On December 15, 2021, the Company consummated the IPO of 11,500,000 units (including the exercise of the over-allotment option by the underwriters in the IPO) at $10.00 per unit (the “Public Units”), generating gross proceeds of $115,000,000. Each Unit consists of one ordinary share, one redeemable warrant to purchase one-half (1/2) ordinary share (each a “Warrant”, and, collectively, the “Warrants”), and one right to receive one-seventh (1/7) of an ordinary share upon the consummation of a Business Combination. Simultaneously with the IPO, the Company sold to its Sponsor 330,000 units at $10.00 per unit in a private placement generating total gross proceeds of $3,300,000. Offering costs amounted to $5,669,696 consisting of $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees, and 494,696 of other offering costs. Apart from $25,000 for the subscription of ordinary shares, the Company received net proceeds of $115,682,250 from the IPO and the private placement.

For the three months ended March 31, 2024, there was no net cash used in operating activities. Net income of $724,045 consisted of formation and operating costs $238,932 and offset by interest earned on marketable securities held in trust of $677,001 and unrealized interest earned on marketable securities held in trust $285,976. Net cash used by financing activities was $36,903,138, consisting of $37,183,138 for the redemption of public shares offset by the proceed of sponsor promissory note $280,000. Net cash provided by investing activities was $36,903,138, consisting of $280,000 to invest the cash into the marketable security held in trust account and $37,183,138 cash withdrawn from trust account to redeem public shares.

For the three months ended March 31, 2023, net cash used in operating activities was $91,797. Net income of $1,147,084 consisted of formation and operating costs $121,309 and was offset by interest earned on marketable securities held in trust of $807,326 and unrealized interest earned on marketable securities held in trust $461,067. Net cash provided by financing activities was $1,149,999 extension contributions from the proceeds of sponsor promissory note, off set by a withdrawal from the Trust Account for the account service fee of $7,500. Net cash used by investing activities was $1,149,999 to invest the cash into the marketable security held in trust account.

At March 31, 2024, we had marketable securities held in the Trust Account of $65,650,502. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2024, we had cash in escrow of $0 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

The Company had issued the following promissory notes (collectively, the “Notes”):

On September 13, 2022, December 13, 2022. March 13, 2023 and September 20, 2023 the Company issued four promissory notes in the principal amount of up to $1,000,000, $1,300,000, $2,500,000 and $2,500,000, respectively, to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to the related amount to pay the extension fee and transaction cost. The Notes are repayable in full upon the date of the consummation of the Company’s initial business combination pursuant to the Notes. The Notes have no conversion feature or collateral and bear no interest.

The issuance of the Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The total balance of the Notes was $6,035,961 and $5,755,961 as of March 31, 2024 and December 31, 2023, respectively.

We believe we will need to raise additional funds in order to meet the expenditures required for operating our business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheets Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheets arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheets arrangements. We have not entered into any off-balance sheets financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrants

The Company evaluates the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification(“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480 and meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, both Public and Private Warrants are classified in stockholders’ equity.

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

The calculation of diluted net income (loss) per ordinary shares and related weighted average of the ordinary shares does not consider the effect of the warrants and rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate, and the rights are exercisable to convert 1,690,000 shares of ordinary shares in the aggregate. As of March 31, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company other than above. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary shares for the periods presented.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our interim condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2024, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2024.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2023, relating to ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified in previously issued financial statements, such as the misclassification of the trust account balance and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively. We concluded that the failure to timely identify such accounting errors constituted a material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2024.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects, or that any additional material weaknesses or of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our annual report on the Form 10K for the fiscal year ended December 31, 2023 under Forward-Looking Statements and Item 1A – Risk Factors, filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Transaction costs related to our IPO amounted to $5,669,696, consisting of $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees and $494,696 of other offering costs. A total of $115,000,000, comprised of $112,700,000 of the proceeds from the IPO (which amount includes up to $2,875,000 of the underwriter’s deferred discount) and $2,300,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based Trust Account maintained at Wilmington Trust, National Association, acting as trustee. Except with respect to interest earned on the funds in the Trust Account that may be released to the Company to pay its taxes, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 9 months from the closing of the IPO (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 9 months from the closing of the IPO (or up to 27 months from the consummation of the IPO if we extend the period of time to consummate a business combination). At the Annual General Meeting held on July 13, 2023, shareholders approved the amendments of the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a business combination to March 15, 2024. At the Extraordinary General Meeting held on January 10, 2024, shareholders approved the amendments of the Company’s Amended and Restated Memorandum and Articles of Association extend the date by which the Company must consummate a business combination to September 15, 2024 (33 months from the consummation of the IPO). At the Annual General Meeting held on July 12, 2024, shareholders approved the amendments of the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a business combination to December 15, 2024.

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

ALPHA STAR ACQUISITION CORPORATION

Date: July 30, 2024		/s/ Zhe Zhang
	Name:	Zhe Zhang
	Title:	Chief Executive Officer (Principle Executive Officer)

Date: July 30, 2024		/s/ Guojian Chen
	Name:	Guojian Chen
	Title:	Chief Financial Officer (Principle Financial Officer)

