Form 10-Q
period 2024-06-30
Alpha Star Acquisition Corp
filed 2024-08-14
CIK 1865111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of August 12, 2024, there were 4,107,999 ordinary shares, respectively, with par value of $0.001, issued and outstanding (assuming all of the units issued in our initial public offering completed on December 15, 2021 were split on such date).

ALPHA STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA STAR ACQUISITION CORPORATION

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Prepaid expense	$48,750	$12,500
Total current assets	48,750	12,500
Noncurrent assets:
Marketable securities held in trust account	66,716,630	101,590,662
Total noncurrent assets	66,716,630	101,590,662
Total assets	$66,765,380	$101,603,162

Liabilities and stockholders’ deficit
Current liabilities:
Accrued expenses	$315,136	$220,401
Promissory note – Sponsor	6,245,961	5,755,961
Due to Sponsor	511,130	212,660
Total current liabilities	7,072,227	6,189,022
Noncurrent liabilities:
Deferred underwriting commissions	2,875,000	2,875,000
Total noncurrent liabilities	2,875,000	2,875,000
Total liabilities	9,947,227	9,064,022

Commitment and contingencies (Note 6)

Ordinary shares subject to possible redemption, 5,743,580 and 9,063,503 shares at redemption value of $11.60 and $11.21 per share at June 30, 2024 and December 31, 2023, respectively	66,654,130	101,605,662

Stockholders’ deficit:
Ordinary shares, par value $0.001, authorized 50,000,000 shares; 3,205,000 and 3,205,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively, excluding 5,743,580 and 9,063,503 shares subject to possible redemption	3,205	3,205
Additional paid-in capital	-	-
Accumulated deficit	(9,839,182)	(9,069,727)
Total stockholders’ deficit	(9,835,977)	(9,066,522)

Total liabilities and stockholders’ deficit	$66,765,380	$101,603,162

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Operating expenses:
Formation and operational costs	$110,523	$91,007	$349,455	$212,316
Loss from operations	(110,523)	(91,007)	(349,455)	(212,316)

Other income:
Interest and dividends earned in trust account	848,628	1,429,552	1,811,605	2,697,945
Total other income	848,628	1,429,552	1,811,605	2,697,945

Income before income taxes	738,105	1,338,545	1,462,150	2,485,629

Income tax expense	-	-	-	-
Net income	$738,105	$1,338,545	$1,462,150	$2,485,629

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	5,743,580	11,500,000	5,925,993	11,500,000
Redeemable ordinary shares, basic and diluted net income per share	0.15	0.14	0.29	0.26

Non-redeemable ordinary shares, basic and diluted	$3,205,000	$3,205,000	$3,205,000	$3,205,000
Non-redeemable ordinary shares, basic and diluted net loss per share	$(0.04)	$(0.08)	$(0.08)	$(0.17)

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the six months ended June 30, 2024 and 2023

	Ordinary Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	3,205,000	$3,205	$-	$(9,069,727)	$(9,066,522)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)	-	-	-	(962,977)	(962,977)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(210,000)	(210,000)
Net income	-	-	-	724,045	724,045
Balance at March 31, 2024	3,205,000	$3,205	$-	$(9,518,659)	$(9,515,454)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)				(848,628)	(848,628)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)				(210,000)	(210,000)
Net income				738,105	738,105
Balance at June 30, 2024	3,205,000	$3,205	$-	$(9,839,182)	$(9,835,977)

	Ordinary Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	3,205,000	$3,205	$-	$(4,522,095)	$(4,518,890)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)	-	-	-	(1,268,393)	(1,268,393)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(1,149,999)	(1,149,999)
Net income	-	-	-	1,147,084	1,147,084
Balance at March 31, 2023	3,205,000	$3,205	$-	$(5,793,403)	$(5,790,198)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)	-	-	-	(1,429,552)	(1,429,552)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(1,150,000)	(1,150,000)
Net income	-	-	-	1,338,545	1,338,545
Balance at June 30, 2023	3,205,000	$3,205	$-	$(7,034,410)	$(7,031,205)

The accompanying notes are an integral part of the unaudited financial statements.

ALPHA STAR ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Cash flows from operating activities:
Net income	$1,462,150	$2,485,629

Net changes in operating assets & liabilities:
Prepaid expenses	(36,250)	(50,000)
Interest and dividends earned in trust account	(1,811,605)	(2,697,945)
Due to Sponsor	290,970	212,660
Accrued expenses	94,735	(55,443)
Due to director	-	(21,697)
Net cash used in operating activities	-	(126,796)

Cash flows from investing activities:
Investment of cash in Trust Account	(490,000)	(2,299,999)
Cash withdrawn from Trust Account to redeem public shares	37,183,138	-
Cash withdrawn from Trust Account for account service fee	-	7,500
Net cash provided by (used in) investing activities	36,693,138	(2,292,499)

Cash flows from financing activities:
Proceeds from Sponsor loan	490,000	2,409,933
Redemption of Public Shares	(37,183,138)	-
Net cash (used in) provided by financing activities	(36,693,138)	2,409,933

Net decrease in cash in escrow	-	(9,362)
Cash in escrow at beginning of period	-	110,991
Cash in escrow at end of period	$-	$101,629

Supplemental disclosure of non-cash investing and financing activities:
Subsequent measurement of ordinary shares subject to possible redemption	$2,231,605	$4,997,944

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

Entering into Letter of Intent

The company announced on June 24, 2024 that it had entered into a letter of intent (LOI) with XDATA GROUP OÜ (“XDATA”), an Estonia-based financial technology solutions company on June 19, 2024.

XDATA is an innovative software development company based in Estonia, known for its expertise in financial technology solutions. The company provides a range of specialized products, including an Internet Banking Suite, Mobile Banking Apps for banks and EMIs, the AI-enhanced transaction monitoring solution Comply Control, and a comprehensive CRM solution.

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

Liquidity and Going Concern

As of June 30, 2024 and December 31, 2023, the Company had no cash balance in the escrow account and had a working capital deficit of $7,030,977 and $6,191,522, including the over-draft of $7,500 and $15,000 from Marketable Security held in trust, respectively.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company related party loans up to $1,500,000. As of June 30, 2024. The Company had no borrowings under the related party loans.

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

Management believes that, as of June 30, 2024, the Company has insufficient working capital to cover its short term operating needs. The Company has no revenue before the Business Combination. It incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company’s cash and working capital as of June 30, 2024 are not sufficient to complete its planned activities for the upcoming year. These factors raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statement is issued.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The accompanying unaudited financial statements as of June 30, 2024, and for the three and six months ended June 30, 2024 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessary indicative of the results that may be expected for the period ending December 31, 2024, or any future period.

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

Cash in Escrow

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash held in escrow and did not have any cash equivalents as of June 30, 2024 and December 31, 2023, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2024 and December 31, 2023, the Company does not have a cash account in any financial institutions, respectively.

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned and unrealized gain on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $66,716,630 and $101,590,662 of marketable securities held in the Trust Account as of June 30, 2024 and December 31, 2023, respectively.

In January and February, 2024, the total amount of $37,183,138 was withdrawn from the Trust account for the redemption of 3,319,923 public shares.

During the three months ended June 30, 2024 and 2023, interest earned from the Trust Account amounted to $848,628 and $1,429,552, of which $567,140 and $929,387 were reinvested in the Trust Account, respectively. $281,488 and $500,165 were also recognized as unrealized gain on investments held in the Trust Account during the three months ended June 30, 2024 and 2023, respectively.

During the six months ended June 30, 2024 and 2023, interest earned from the Trust Account amounted to $1,811,605 and $2,697,945, of which $1,530,117 and $2,197,780 were reinvested in the Trust Account, respectively. $281,488 and $500,165 were also recognized as unrealized gain on investments held in the Trust Account during the six months ended June 30, 2024 and 2023, respectively.

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

The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants and rights issued in connection with the (i) Initial Public Offering, (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events, and (iii) the effect of the rights to receive 1,690,000 shares. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate. As of June 30, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Net income	$738,105	$1,338,545	$1,462,150	$2,485,629
Remeasurement to redemption value – interest income earned	(848,628)	(1,429,552)	(1,811,605)	(2,697,945)
Remeasurement to redemption value – extension fee	(210,000)	(1,150,000)	(420,000)	(2,299,999)
Net loss including accretion of temporary equity to redemption value	$(320,523)	$(1,241,007)	$(769,455)	$(2,512,315)

	For the Three Months Ended June 30, 2024		For the Three Months Ended June 30, 2023		For the Six Months Ended June 30, 2024		For the Six Months Ended June 30, 2023
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(114,798)	$(205,725)	$(270,481)	$(970,526)	$(270,081)	$(499,374)	$(547,567)	$(1,964,748)
Accretion of extension fee	—	210,000	—	1,150,000	—	420,000	—	2,299,999
Accretion of temporary equity- interest income earned	—	848,628	—	1,429,552	—	1,811,605	—	2,697,945
Allocation of net income (loss)	$(114,798)	$852,903	$(270,481)	$1,609,026	$(270,081)	$1,732,231	$(547,567)	$3,033,196
Denominators:
Weighted-average shares outstanding	3,205,000	5,743,580	3,205,000	11,500,000	3,205,000	5,925,993	3,205,000	11,500,000
Basic and diluted net income (loss) per share	$(0.04)	$0.15	$(0.08)	$0.14	$(0.08)	$0.29	$(0.17)	$0.26

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

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provision of the Inflation Reduction Act (the IRA) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes a parent or affiliate to the Company, the Company may become a “covered corporation” as a listed Company in Nasdaq. On July 13, 2023 and January 10, 2024, 2,436,497 and 3,319,923 public shares were rendered for redemption in connection with an extension vote, respectively (see Note 1). The management team has evaluated the IRA as of June 30, 2024, and does not accrue any excise tax related to the redemption as the Company believes it is not a “covered corporation” under Internal Revenue Code Section 4501. The management team will continue to evaluate its impact.

The provision for income taxes was deemed to be immaterial for the six months ended June 30, 2024 and 2023.

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

The 2,875,000 founder shares (for purposes hereof referred to as the “Founder Shares”) included an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Proposed Offering. On December 15, 2021, the underwriters exercised the over-allotment option in full, so there are no Founder Shares subject to forfeiture as of June 30, 2024 and December 31, 2023.

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on December 13, 2021, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For each of the six months ended June 30, 2024 and 2023, the Company incurred $60,000 in fees for these services, respectively. For each of the three months ended June 30, 2024 and 2023, the Company incurred $30,000 in fees for these services, respectively. As of June 30, 2024, the balance of administrative service fees was $261,129 which was remain unpaid and included in accrued expenses

Promissory Note — Sponsor

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 ordinary shares, 150,000 rights and 150,000 warrants to purchase 75,000 shares if $1,500,000 of notes were so converted) at the option of the lender. The units would be identical to the placement units issued to the initial holder. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. The convertible loans from Sponsor balances were nil as of June 30, 2024 and December 31, 2023.

The Company had issued the following promissory notes (collectively, the “Notes”):

On September 13, 2022, December 13, 2022. March 13, 2023 and September 20, 2023 the Company issued four promissory notes in the principal amount of up to $1,000,000, $1,300,000, $2,500,000 and $2,500,000, respectively, to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to the related amount to pay the extension fee and transaction cost. The Notes are repayable in full upon the date of the consummation of the Company’s initial business combination pursuant to the Notes and related amendments. The Notes have no conversion feature, no collateral and bear no interest.

During the six months ended June 30, 2024, the Company drew down $490,000 from the Promissory Notes to pay the extension contribution of $70,000 each month from January to June, and $35,000 each month from July to August, respectively. The full amounts were deposited into the Trust Account immediately.

The total balance of the Notes was $6,245,961 and $5,755,961 as of June 30, 2024 and December 31, 2023, respectively, which was for the purpose of paying extension contribution.

Due to Sponsor

On June 30, 2024 and December 31, 2023, the Company has amount due to Sponsor of $511,130 and $212,660, respectively, which included the amount of operating expenses paid by the Sponsor on behalf of the Company.

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

The underwriters are entitled to a deferred underwriting commission of 2.5% of the gross proceeds of the IPO, or $2,875,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The Company has deferred underwriting commissions of $2,875,000 and $2,875,000 as of June 30, 2024 and December 31, 2023, respectively.

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

Contingencies and Dismissal of the Then-Legal Counsel

The Company may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. As of June 30, 2024 and December 31, 2023, there were no legal or administrative proceedings for which a loss was probable and expected to be material to the financial statements.

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

Note 7 – Stockholders’ Deficit

Ordinary Shares

The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. As of June 30, 2024 and December 31, 2023, there were 3,205,000 ordinary shares issued and outstanding, excluding 5,743,580 and 9,063,503 shares subject to possible redemption.

Public Warrants

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a price of $10.00 per Unit for a total of $115,000,000. The total amount of ordinary shares subject to possible redemption is 11,500,000. Each Unit consists of one ordinary share, one right to acquire one-seventh (1/7) of an ordinary share, and one redeemable warrant (“Public Warrant”) to purchase one-half of one ordinary share at a price of $11.50 per share, subject to adjustment. As of June 30, 2024 and December 31, 2023, the Company had 11,500,000 and 11,500,000 public warrants outstanding, respectively.

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

Private warrants

The private warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in this offering. As of June 30, 2024 and December 31, 2023, the Company had 330,000 private warrants outstanding, respectively.

Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/7 of a share of ordinary shares upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/7 of a share underlying each right upon consummation of the business combination. As of June 30, 2024 and December 31, 2023, no rights had been converted into shares.

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

At June 30, 2024 and December 31, 2023, assets held in the Trust Account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

As of June 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$66,716,630	$-	$-

As of December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$101,590,662	$-	$-

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

Sponsor payment on behalf of the Company

Subsequent to June 30, 2024, in addition to the monthly admin service fee charged by the Sponsor which is recorded under the “Accrued expenses”, the Sponsor paid a total of $227,639 operating expenses on behalf of the Company. The payment by the Sponsor was not considered as a drawdown of the Promissory Note. As of the date the financial statements were issued, the total amount due to Sponsor was $738,769.

Annual General Meeting

On July 12, 2024, the Company held an Annual General Meeting of its shareholders. At the Annual General Meeting, the shareholders approved certain amendments to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate a business combination to December 15, 2024. In connection with the stockholders’ extension vote on the Annual General Meeting held on July 12, 2024, a total of 4,840,581 public shares were rendered for redemption at $11.61 per share. The total redemption payment is $56,199,145 and all was distributed in July 2024. After shareholders’ approval at the Annual General Meeting, the Company decreased the monthly extension fees to $35,000 for all remaining public shares, starting from July 2024.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three and six months ended June 30, 2024, we had a net income of $738,105 and $1,462,150, which consists of operating costs of $110,523 and $349,455, offset by interest income on marketable securities held in the Trust Account of $567,140 and $1,530,117 and unrealized interest income on marketable securities held in the Trust Account of $281,488 and $281,488, respectively.

For the three and six months ended June 30, 2023, we had a net income of $1,338,545 and $2,485,629, which consists of operating costs of $91,007 and $212,316, offset by interest income on marketable securities held in the Trust Account of $929,387 and $2,197,780 and unrealized interest income on marketable securities held in the Trust Account of $500,165 and 500,165, respectively.

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

For the six months ended June 30, 2024, net cash provided by operating activities was nil. Net income of $1,462,150 consisted of formation and operating costs $349,455, offset by interest earned on marketable securities held in trust of and $1,530,117 and unrealized interest earned on marketable securities held in trust of and $281,488. Net cash used in financing activities was $36,693,138, consisting of $37,183,138 for the redemption of public shares offset by the proceed of sponsor promissory note $490,000. Net cash provided by investing activities was $36,693,138, consisting of $490,000 to invest the cash into the marketable security held in trust account and offset by $37,183,138 cash withdrawn from trust account to redeem public shares.

For the six months ended June 30, 2023, net cash used in operating activities was $126,796. Net income of $2,485,629 consisted of formation and operating costs $212,316, offset by interest earned on marketable securities held in trust of $2,197,780 and unrealized interest earned on marketable securities held in trust of $500,165. Net cash provided by financing activities was $383,333 per month for extension funds and $109,935 drawdown for working capital, totaling $2,409,933 from the proceeds of the sponsor promissory note. Net cash used by investing activities was $2,299,999 to invest the cash into the marketable security held in trust account.

At June 30, 2024, we had marketable securities held in the Trust Account of $66,716,630. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2024, we had cash in escrow of nil held outside of the Trust Account. We intend to raise funds through borrowing from Sponsor, and use the funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

The Company had issued the following promissory notes (collectively, the “Notes”):

On September 13, 2022, December 13, 2022. March 13, 2023 and September 20, 2023 the Company issued four promissory notes in the principal amount of up to $1,000,000, $1,300,000, $2,500,000 and $2,500,000, respectively, to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to the related amount to pay the extension fee and transaction cost. The Notes are repayable in full upon the date of the consummation of the Company’s initial business combination pursuant to the Notes and related amendments. The Notes have no conversion feature or collateral and bear no interest.

The issuance of the Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The total balance of the Notes was $6,245,961 and $5,755,961 as of June 30, 2024 and December 31, 2023, respectively.

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

Off-Balance Sheets Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheets arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheets arrangements. We have not entered into any off-balance sheets financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The calculation of diluted net income (loss) per ordinary shares and related weighted average of the ordinary shares does not consider the effect of the warrants and rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate, and the rights are exercisable to convert 1,690,000 shares of ordinary shares in the aggregate. As of June 30, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company other than above. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary shares for the periods presented.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our interim condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2024, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2024.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2023, relating to ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified in previously issued financial statements, such as the misclassification of the trust account balance and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively. We concluded that the failure to timely identify such accounting errors constituted a material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2024.

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

ALPHA STAR ACQUISITION CORPORATION

Date: August 14, 2024		/s/ Zhe Zhang
	Name:	Zhe Zhang
	Title:	Chief Executive Officer (Principle Executive Officer)

Date: August 14, 2024		/s/ Guojian Chen
	Name:	Guojian Chen
	Title:	Chief Financial Officer (Principle Financial Officer)

