Form 10-Q
period 2024-09-30
Alpha Star Acquisition Corp
filed 2024-11-14
CIK 1865111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 001-41153

ALPHA STAR ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Church Street, 8th Floor

New York, New York 10004

(Address of Principal Executive Offices, including zip code)

(332) 233-4356

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of November 14, 2024, there were 4,107,999 ordinary shares, respectively, with par value of $0.001, issued and outstanding (assuming all of the units issued in our initial public offering completed on December 15, 2021 were split on such date).

ALPHA STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED September 30, 2024

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Prepaid expense	$25,125	$12,500
Total current assets	25,125	12,500
Noncurrent assets:
Marketable securities held in trust account	10,962,587	101,590,662
Total noncurrent assets	10,962,587	101,590,662
Total assets	$10,987,712	$101,603,162

Liabilities and stockholders’ deficit
Current liabilities:
Accrued expenses and other liability	$613,242	$220,401
Promissory note – Sponsor	35,000	5,755,961
Due to Sponsor	-	212,660
Total current liabilities	648,242	6,189,022
Noncurrent liabilities:
Deferred underwriting commissions	2,875,000	2,875,000
Total noncurrent liabilities	2,875,000	2,875,000
Total liabilities	3,523,242	9,064,022

Commitment and contingencies (Note 6)

Ordinary shares subject to possible redemption, 902,999 and 9,063,503 shares at redemption value of $12.05 and $11.21 per share at September 30, 2024 and December 31, 2023, respectively	10,880,063	101,605,662

Stockholders’ deficit:
Ordinary shares, par value $0.001, authorized 50,000,000 shares; 3,205,000 and 3,205,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively, excluding 902,999 and 9,063,503 shares subject to possible redemption	3,205	3,205
Additional paid-in capital	6,984,730	-
Accumulated deficit	(10,403,528)	(9,069,727)
Total stockholders’ deficit	(3,415,593)	(9,066,522)

Total liabilities and stockholders’ deficit	$10,987,712	$101,603,162

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Operating expenses:
Formation and operational costs	$459,346	$104,592	$808,801	$316,908
Loss from operations	(459,346)	(104,592)	(808,801)	(316,908)

Other income:
Interest and dividends earned in trust account	320,078	1,337,332	2,131,683	4,035,277
Total other income	320,078	1,337,332	2,131,683	4,035,277

(Loss) income before income taxes	(139,268)	1,232,740	1,322,882	3,718,369

Income tax expense	-	-	-	-
Net (loss) income	$(139,268)	$1,232,740	$1,322,882	$3,718,369

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	1,579,639	9,593,176	4,451,437	10,857,407
Redeemable ordinary shares, basic and diluted net income per share	0.15	0.15	0.42	0.42

Non-redeemable ordinary shares, basic and diluted	$3,205,000	$3,205,000	$3,205,000	$3,205,000
Non-redeemable ordinary shares, basic and diluted net loss per share	$(0.12)	$(0.08)	$(0.17)	$(0.25)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the nine months ended September 30, 2024 and 2023

	Ordinary Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	3,205,000	$3,205	$-	$(9,069,727)	$(9,066,522)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)	-	-	-	(962,977)	(962,977)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(210,000)	(210,000)
Net income	-	-	-	724,045	724,045
Balance at March 31, 2024	3,205,000	$3,205	$-	$(9,518,659)	$(9,515,454)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)	-	-	-	(848,628)	(848,628)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(210,000)	(210,000)
Net income				738,105	738,105
Balance at June 30, 2024	3,205,000	$3,205	$-	$(9,839,182)	$(9,835,977)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)	-	-	-	(320,078)	(320,078)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(105,000)	(105,000)
Debt forgiveness by Sponsor (Note 5)	-	-	6,984,730	-	6,998,730
Net Loss	-	-	-	(139,268)	(139,268)
Balance at September 30, 2024	3,205,000	$3,205	$6,984,730	$(10,403,528)	$(3,415,593)

	Ordinary Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	3,205,000	$3,205	$-	$(4,522,095)	$(4,518,890)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)	-	-	-	(1,268,393)	(1,268,393)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(1,149,999)	(1,149,999)
Net income	-	-	-	1,147,084	1,147,084
Balance at March 31, 2023	3,205,000	$3,205	$-	$(5,793,403)	$(5,790,198)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)	-	-	-	(1,429,552)	(1,429,552)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(1,150,000)	(1,150,000)
Net income	-	-	-	1,338,545	1,338,545
Balance at June 30, 2023	3,205,000	$3,205	$-	$(7,034,410)	$(7,031,205)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)	-	-	-	(1,337,332)	(1,337,332)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(906,348)	(906,348)
Net income	-	-	-	1,232,740	1,232,740
Balance at September 30, 2023	3,205,000	$3,205	$-	$(8,045,350)	$(8,042,145)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Cash flows from operating activities:
Net income	$1,322,882	$3,718,369

Net changes in operating assets & liabilities:
Prepaid expenses	(12,625)	(17,500)
Interest and dividends earned in trust account	(2,131,683)	(4,035,277)
Due to Sponsor	511,109	190,963
Accrued expenses and other liability	392,841	16,648
Net cash provided by (used in) operating activities	82,524	(126,796)

Cash flows from investing activities:
Investment of cash in Trust Account	(525,000)	(3,206,347)
Cash withdrawn from Trust Account to redeem public shares	93,299,758	26,094,884
Cash withdrawn from Trust Account for account service fee	-	7,500
Net cash provided by investing activities	92,774,758	22,896,037

Cash flows from financing activities:
Proceeds from promissory notes	525,000	3,316,281
Redemption of Public Shares	(93,382,282)	(26,094,884)
Net cash used in financing activities	(92,857,282)	(22,778,603)

Net decrease in cash in escrow	-	(9,362)
Cash in escrow at beginning of period	-	110,991
Cash in escrow at end of period	$-	$101,629

Supplemental disclosure of non-cash investing and financing activities:
Subsequent measurement of ordinary shares subject to possible redemption	$2,656,683	$7,241,624
Debt forgiveness by Sponsor	$6,984,730	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA STAR ACQUISITION CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the stockholders’ extension vote at the Extraordinary General Meeting held on January 10, 2024, a total of 3,319,923 public shares were rendered for redemption. The total redemption payment was $37,183,138 and all distributed in January and February 2024.

On July 12, 2024, the Company held an Annual General Meeting of its shareholders. At the Annual General Meeting, the shareholders approved certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a business combination to December 15, 2024.

In connection with the stockholders’ extension vote at the Annual General Meeting held on July 12, 2024, a total of 4,840,581 public shares were rendered for redemption at $11.61 per share. The total redemption payment was $56,199,145 and was distributed in July and October 2024.

Extension fees

From September 13, 2022 to June 30, 2023, the Company was requested to draw the funds of $383,333 and deposited the amount into the Trust Account monthly to extend the period of time the Company had to consummate a business combination. The $383,333 extension fee represented approximately $0.033 per public share. The extension funds will decrease if certain shareholders redeem the shares. In July 2023, due to the Annual General Meeting discussed above and the redemption of public shares, the monthly extension fees were reduced to $302,116, which represented $0.033 per public share. In January 2024, after shareholders’ approval at the Extraordinary General Meeting discussed above, the Company decreased the monthly extension fees to the lower of $70,000 for all remaining public shares and $0.033 for each remaining public share. On July 12, 2024, after shareholders’ approval at the Annual General Meeting, the Company decreased the monthly extension fees to $35,000 for all remaining public shares, starting from July 2024.

Business Combination Agreement

On September 12, 2024, the Company entered into a Business Combination Agreement with OU XDATA GROUP (“XDATA”), a Company incorporated in Estonia, and Roman Eloshvili, the sole shareholder of XDATA. The Business Combination Agreement provides for: (1) the Company will incorporate a Cayman Islands exempted company (“PubCo”) in accordance with the Companies Act (Revised) of the Cayman Islands, (2) the merger of the Company with and into PubCo (the “Reincorporation Merger”), with PubCo surviving the Reincorporation Merger, and (3) the share exchange between PubCo and the shareholder of XDATA, resulting in XDATA being a wholly owned subsidiary of PubCo. Following the Business Combination, PubCo will be a publicly traded company.

Pursuant to the Business Combination Agreement and subject to the approval of the shareholders of the Company and XDATA, among other things, at the effective time of the Reincorporation Merger , each ordinary share of the Company, par value $0.001 per share issued and outstanding, will automatically be converted into the right of the holder thereof to receive one ordinary share of PubCo; each issued and outstanding warrant of the Company sold to the public and to A-Star Management Corporation, in a private placement in connection with the Company’s initial public offering will automatically and irrevocably be assumed by PubCo and converted into one corresponding warrant exercisable to purchase one-half (1/2) of one PubCo Ordinary Share, subject to the same terms and conditions prior to the First Effective Time; and each seven issued and outstanding Rights of the Company will automatically and irrevocably be assumed by PubCo and converted into one corresponding PubCo Ordinary Share. No fractional PubCo Ordinary Shares will be issued in connection with such conversion and the number of PubCo Ordinary Shares to be issued to such holder upon such conversion will be rounded down to the nearest whole number and no cash will be paid in lieu of such Rights of the Company. Immediately prior to the First Effective Time, each issued and outstanding unit of the Company, each consisting of one Ordinary Share, one Right and one Warrant of the Company, will be automatically separated and the holder thereof will be deemed to hold one Ordinary Share, one Right and one Warrant of the Company.

On September 4, 2024, Xdata Group (“PubCo”) was incorporated as a Cayman Islands exempted company and the wholly owned subsidiary of the Company in accordance to the Business Combination Agreement.

On September 21, 2024, the Company, PubCo and XDATA entered into an Expense Settlement Agreement, pursuant to which, XDATA agreed to bear and cover the cost in relation to Pubco’s business operating cost starting from September 1, 2024. PubCo and the Company agreed that XDATA will assume financial responsibility for such expenses as detailed in expense reports or invoices provided by third parties or directly incurred by PubCo. As a result of the Expense Settlement Agreement, the Company recognized an other income against the liabilities the Company would otherwise assume for PubCo during the period from September 4, 2024 (Inception) to September 30, 2024, which was offset with PubCo’s expenses. As of September 30, 2024, PubCo received invoices amounting to $13,341 which was subsequently paid by XDATA.

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

Liquidity and Going Concern

As of September 30, 2024 and December 31, 2023, the Company had no cash balance in the escrow account and had a working capital deficit of $638,117 and $6,191,522, including the $82,524 of the share redemption return and the over-draft of $15,000 from Marketable Security held in trust, respectively. The $15,000 overdraft was repaid by the Sponsor during the nine months ended September 30, 2024, and the $82,524 returned redemption was distributed in October 2024.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company related party loans up to $1,500,000. On August 26, 2024, the Company entered into a Loan Agreement with the Sponsor, pursuant to which the Company may borrow up to $1,500,000 from the Sponsor for costs reasonably related to the Company’s transaction cost and extension fee. (See Note 5)

On September 13, 2022, December 31, 2022, March 13, 2023, September 20, 2023 and August 26, 2024, the Company issued four promissory notes (collectively, the “Notes”) in the principal amount of up to $1,000,000, $1,300,000, $2,500,000, and $2,500,000 to the Sponsor, respectively, pursuant to which the Sponsor shall loan to the Company up to the corresponding principal to pay the extension fee and transaction cost. See Note 5 for further information.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by the Liquidation Date, then the Company may cease all operations except for the purpose of liquidating. The uncertainty surrounding the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that, as of September 30, 2024, the Company had insufficient working capital to cover its short-term operating needs. The Company had no revenue before the Business Combination. It incurred and expects to continue to incur significant professional costs to remain a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company’s cash and working capital as of September 30, 2024 were not sufficient to complete its planned activities for the upcoming year. These factors raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statement is issued.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), specifically Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the period ending December 31, 2024, or any future period.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Annual Report for the year ended December 31, 2023, which are included in the Form 10-K filed on July 3, 2024.

Basis of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and PubCo, its wholly owned subsidiary newly established on September 4, 2024. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, it has different application dates than public companies. The Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with those of another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events.

Cash in Escrow

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash held in escrow and did not have any cash equivalents as of September 30, 2024 and December 31, 2023, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2024 and December 31, 2023, the Company does not have a cash account in any financial institutions, respectively.

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned and unrealized gain on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $10,962,587 and $101,590,662 of marketable securities held in the Trust Account as of September 30, 2024 and December 31, 2023, respectively.

In January, February, and July, 2024, the total amount of $93,299,758 was withdrawn from the Trust Account for the redemption of 8,160,504 public shares.

During the three months ended September 30, 2024 and 2023, interest earned from the Trust Account amounted to $320,078 and $1,337,332, of which $278,247 and $916,726 were reinvested in the Trust Account, respectively. $41,831 and 420,606 were recognized as unrealized gain on investments held in the Trust Account during the three months ended September 30, 2024 and 2023, respectively.

During the nine months ended September 30, 2024 and 2023, interest earned from the Trust Account amounted to $2,131,683 and $4,035,277, of which $2,089,852 and $3,614,671 were reinvested in the Trust Account, respectively. $41,831 and $420,606 were also recognized as unrealized gain on investments held in the Trust Account during the nine months ended September 30, 2024 and 2023, respectively.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs consisted principally of professional and registration fees incurred that were directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Rights were charged to the shareholders’ equity. Offering costs allocated to the ordinary shares were charged against the carrying value of ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

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

Net Income (Loss) per Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders.

The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants and rights issued in connection with the (i) Initial Public Offering, (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events, and (iii) the effect of the rights to receive 1,690,000 shares. The warrants are exercisable to purchase 5,915,000 ordinary shares in the aggregate. As of September 30, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Net (loss) income	$(139,268)	$1,232,740	$1,322,882	$3,718,369
Remeasurement to redemption value – interest income earned	(320,078)	(1,337,332)	(2,131,683)	(4,035,277)
Remeasurement to redemption value – extension fee	(105,000)	(906,348)	(525,000)	(3,206,347)
Net loss including accretion of temporary equity to redemption value	$(564,346)	$(1,010,940)	$(1,333,801)	$(3,523,255)

	For the Three Months Ended September 30, 2024		For the Three Months Ended September 30, 2023		For the Nine Months Ended September 30, 2024		For the Nine Months Ended September 30, 2023
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares
Basic and Diluted net (loss) income per share:
Numerators:
Allocation of net losses	$(378,028)	$(186,318)	$(253,166)	$(757,774)	$(558,332)	$(775,469)	$(802,994)	$(2,720,261)
Accretion of extension fee	—	105,000	—	906,348	—	525,000	—	3,206,347
Accretion of temporary equity- interest income earned	—	320,078	—	1,337,332	—	2,131,683	—	4,035,277
Allocation of net (loss) income	$(378,028)	$238,760	$(253,166)	$1,485,906	$(558,332)	$1,881,214	$(802,994)	$4,521,363
Denominators:
Weighted-average shares outstanding	3,205,000	1,579,639	3,205,000	9,593,176	3,205,000	4,451,437	3,205,000	10,857,407
Basic and diluted net (loss) income per share	$(0.12)	$0.15	$(0.08)	$0.15	$(0.17)	$0.42	$(0.25)	$0.42

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for consolidated financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified the Cayman Islands as its only “major” tax jurisdiction, as defined. Any interest payable in respect of U.S. debt obligations (if any) held by the Trust Account is intended to qualify for the portfolio interest exemption or otherwise be exempt from U.S. withholding taxes. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provision of the Inflation Reduction Act (the IRA) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes a parent or affiliate to the Company, the Company may become a “covered corporation” as a listed Company in Nasdaq. On July 13, 2023, January 10, 2024 and July 12, 2024, 2,436,497, 3,319,923 and 4,840,581 public shares were rendered for redemption in connection with an extension vote, respectively (see Note 1). The management team has evaluated the IRA as of September 30, 2024, and does not accrue any excise tax related to the redemption as the Company believes it is not a “covered corporation” under Internal Revenue Code Section 4501. The management team will continue to evaluate its impact.

The provision for income taxes was deemed to be immaterial for the nine months ended September 30, 2024 and 2023.

Warrants

The Company evaluates the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480 that meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such an evaluation, both Public and Private Warrants are classified as stockholders’ equity.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

The 2,875,000 founder shares (the “Founder Shares”) included an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Proposed Offering. On December 15, 2021, the underwriters exercised the over-allotment option in full, so there are no Founder Shares subject to forfeiture as of September 30, 2024 and December 31, 2023.

The Sponsor and each Insider agree that it, he or she shall not (a) transfer 50% of their Founder Shares until the earlier of (A) six months after the consummation of the Company’s initial Business Combination or (B) the date on which the closing price of the Ordinary Shares equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the Company’s initial Business Combination or (b) transfer the remaining 50% of their Founder Shares until six months after the date of the consummation of the Company’s initial Business Combination, or earlier in either case, if subsequent to the Company’s initial Business Combination the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their Ordinary Shares for cash, securities or other property (the “Founder Shares Lock-up Period”).

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on December 13, 2021, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For each of the nine months ended September 30, 2024 and 2023, the Company incurred $90,000 in fees for these services, respectively. For each of the three months ended September 30, 2024 and 2023, the Company incurred $30,000 in fees for these services, respectively. As of September 30, 2024, the balance of administrative service fees was $291,129 which remained unpaid and included in accrued expenses and other liability.

Promissory Note — Sponsor

The Company had issued the following promissory notes (collectively, the “Notes”):

On September 13, 2022, December 13, 2022. March 13, 2023, September 20, 2023 and August 26, 2024 the Company issued four promissory notes in the principal amount of up to $1,000,000, $1,300,000, $2,500,000, and $2,500,000, respectively, to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to the related amount to pay the extension fee and transaction cost. The Notes are repayable in full upon the date of the consummation of the Company’s initial business combination pursuant to the Notes and related amendments. The Notes have no conversion feature, no collateral and bear no interest.

During the nine months ended September 30, 2024, the Company drew down $525,000 from the Notes to pay the extension contribution of $70,000 each month from January to June 2024, and $35,000 each month from July to September 2024, respectively. The full amounts were deposited into the Trust Account immediately.

On September 25, 2024, the Company entered into an agreement with its Sponsor, pursuant to which the Sponsor agrees to waive the principal balance of the Notes with a total amount of $6,245,961.

After the waiver, the balance of the Notes was $35,000 and $5,755,961 as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, the remaining balance available under the Notes was $1,019,039.

Loan Agreement with Sponsor

On August 26, 2024, the Company entered into a Loan Agreement with the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $1,500,000 to pay the extension fee and transaction cost. The loan bears no interest and are repayable in full upon the date of the consummation of the Company’s initial business combination.

The drawdown of the loan includes a balance of $738,769 due to the Sponsor for operating expenses paid by the Sponsor on behalf of the Company prior to the Loan Agreement.

On September 25, 2024, the Company entered into an agreement with its Sponsor, pursuant to which the Sponsor agrees to waive the principal balance of the loan with a total amount of $746,270.

After the waiver, the balance of loan was nil. As of September 30, 2024, the remaining balance available under the Loan Agreement was $761,231.

Due to Sponsor

As describe above in “Loan Agreement with Sponsor”, all balance of due to Sponsor was deemed a drawdown under the Loan Agreement, which was then waived by the Sponsor on September 25, 2024.

After the waiver, as of September 30, 2024 and December 31, 2023, the Company had a balance of due to Sponsor of nil and $212,660, respectively, representing the amount of operating expenses paid by the Sponsor on behalf of the Company.

The waiver of the Sponsor liabilities was accounted as a debt extinguishment in accordance to ASC470-50-40-2, and the waived balance of $6,984,730 is recognized in additional paid-in capital, as the extinguishment transactions between related parties were deemed to be capital transactions.

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

The underwriters are entitled to a deferred underwriting commission of 2.5% of the gross proceeds of the IPO, or $2,875,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The Company has deferred underwriting commissions of $2,875,000 and $2,875,000 as of September 30, 2024 and December 31, 2023, respectively.

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

Contingencies and Dismissal of the Then-Legal Counsel

The Company may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. As of September 30, 2024 and December 31, 2023, there were no legal or administrative proceedings for which a loss was probable and expected to be material to the consolidated financial statements.

On February 5, 2024, the management and the Sponsor determined to dismiss the Company’s then-legal counsel and also terminated its services of maintaining and managing the escrow account. The former legal counsel alleged that there was an approximate $200,000 balance due with the Sponsor and disputed legal fee due from the Company. On May 23, 2024, the Sponsor and the Company entered into an indemnity agreement that contractually indemnifies, holds harmless, and exonerates the Company from any potential litigation or related proceedings arising from the service termination with the former legal counsel. The Company does not believe that either the above Sponsor Balance due to the former legal counsel or the disputed legal fee would have a material impact on the Company’s unaudited consolidated financial statements.

Note 7 – Stockholders’ Deficit

Ordinary Shares

The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. As of September 30, 2024 and December 31, 2023, there were 3,205,000 ordinary shares issued and outstanding, excluding 902,999 and 9,063,503 shares subject to possible redemption.

Public Warrants

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a price of $10.00 per Unit for a total of $115,000,000. The total amount of ordinary shares subject to possible redemption is 11,500,000. Each Unit consists of one ordinary share, one right to acquire one-seventh (1/7) of an ordinary share, and one redeemable warrant (“Public Warrant”) to purchase one-half of one ordinary share at a price of $11.50 per share, subject to adjustment. As of September 30, 2024 and December 31, 2023, the Company had 11,500,000 and 11,500,000 public warrants outstanding, respectively.

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

Private warrants

The private warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in this offering. As of September 30, 2024 and December 31, 2023, the Company had 330,000 private warrants outstanding, respectively.

Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/7 of a share of ordinary shares upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/7 of a share underlying each right upon consummation of the business combination. As of September 30, 2024 and December 31, 2023, no rights had been converted into shares.

Note 8 – Fair Value Measurements

The Company complies with ASC 820, “Fair Value Measurements”, for its financial assets and liabilities that are re-measured and reported at fair value for each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. ASC 820 determines fair value to be the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

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

At September 30, 2024 and December 31, 2023, assets held in the Trust Account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

As of September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$10,962,587	$-	$-

As of December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$101,590,662	$-	$-

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited consolidated financial statements were issued. Based upon the review, the Company did not identify other subsequent events that would have required adjustment or disclosure in the financial statement except those have been disclosed elsewhere in the Note to the unaudited consolidated financial statements and the following:

Notice of Failure to Satisfy a Continued Listing Rule

On October 1, 2024, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC stating that the Company’s listed securities fail to comply with the minimum of $50,000,000 market value of listed securities requirement for continued listing on the Nasdaq Global Market in accordance with Nasdaq Listing Rule 5450(b)(2)(A) based upon the Company’s Market Value of Listed Securities from August 12, 2024 to September 30, 2024.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided a compliance period of 180 calendar days, or until March 31, 2025, to regain compliance with the Rule. To regain compliance, the Company’s Market Value of Listed Securities must meet or exceed $50,000,000 for a minimum of ten consecutive business days prior to March 31, 2025. If at any time during this compliance period the Company’s Market Value of Listed Securities closes at $50,000,000 or more for a minimum of ten consecutive business days, Nasdaq will provide the Company with written confirmation of compliance and the matter will be closed.

However, if the Company fails to timely regain compliance with the Rule, the Company’s securities will be subject to delisting from Nasdaq. Alternatively, the Company may consider applying for a transfer to the Nasdaq Capital Market.

The Letter has no immediate effect on the listing of the Company’s securities on the Nasdaq Global Market under the symbols “ALSAU,” “ALSA,” “ALSAR,” and “ALSAW.” The Company intends to actively monitor the Company’s Market Value of Listed Securities and will take all reasonable measures available to the Company to regain compliance with the Rule within the 180-calendar-day compliance period. However, there can be no assurance that the Company will be able to regain or maintain compliance with the applicable continued listing standards set forth in the Nasdaq Listing Rules.

Subsequent drawdown of the Sponsor loan and the promissory note

Subsequent to September 30, 2024, in addition to the monthly admin service fee charged by the Sponsor which is recorded under the “Accrued expenses and other liability”, the Sponsor paid a total of $55,445 operating expenses on behalf of the Company, which was deemed to be a drawdown under the Loan Agreement.

On October 21 and November 8, 2024, the Sponsor deposited $35,000 into its Trust account for its monthly extension fee respectively, which was deemed drawdown of the promissory note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Alpha Star Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to A-Star Management Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

On September 4, 2024, we established a wholly owned subsidiary, Xdata Group, in Cayman Islands, and serves as PubCo for our initial business combination in accordance to the Business Combination Agreement entered on September 12, 2024. Xdata Group (“PubCo)” has no operations, and only had limited activities. By arrangement, all financial liabilities of PubCo will be assumed by the third-party target company.

For the three and nine months ended September 30, 2024, we had a net (loss) income of $(139,268) and $1,322,882, which consisted of operating costs of $459,346 and $808,801, offset by interest income on marketable securities held in the Trust Account of $ 278,247 and $2,089,852 and unrealized interest income on marketable securities held in the Trust Account of $41,831 and $41,831, respectively.

For the three and nine months ended September 30, 2023, we had a net income of $1,232,740 and $3,718,369, which consisted of operating costs of $104,592 and $316,908, offset by interest income on marketable securities held in the Trust Account of $916,726 and $3,614,671 and unrealized interest income on marketable securities held in the Trust Account of $420,606 and 420,606, respectively.

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

For the nine months ended September 30, 2024, net cash provided by operating activities was $82,524. Net income of $1,322,882 consisted of formation and operating costs $808,801, offset by interest earned on marketable securities held in trust of $2,089,852 and unrealized interest earned on marketable securities held in trust of $41,831. Net cash used in financing activities was $92,857,282, consisting of $93,382,282 for the redemption of public shares offset by the proceed of sponsor promissory note $525,000. Net cash provided by investing activities was $92,774,758, consisting of $525,000 extension contributions deposited into the marketable security held in trust account and offset by $93,299,758 cash withdrawn from trust account to redeem public shares.

For the nine months ended September 30, 2023, net cash used in operating activities was $126,796. Net income of $3,718,369 consisted of formation and operating costs $316,908, offset by interest earned on marketable securities held in trust of $3,614,671 and unrealized interest earned on marketable securities held in trust of $420,606. Net cash used in financing activities was $22,896,037 which consisted of $3,316,281 from the proceeds of the sponsor promissory note, offset by $26,094,884 redemption of public shares. Net cash provided by investing activities was $3,206,347 extension contributions deposited into the marketable security held in trust account, offset by $7,500 operating expense paid out of the Trust Account and $26,094,884 cash withdrawn from the Trust Account to redeem public shares.

At September 30, 2024, we had marketable securities held in the Trust Account of $10,962,587. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2024, we had cash in escrow of nil held outside of the Trust Account. We intend to raise funds through borrowing from Sponsor, and use the funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

The Company had issued the following promissory notes (collectively, the “Notes”):

On September 13, 2022, December 13, 2022. March 13, 2023, September 20, 2023 and August 26, 2024 the Company issued four promissory notes in the principal amount of up to $1,000,000, $1,300,000, $2,500,000, and $2,500,000, respectively, to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to the related amount to pay the extension fee and transaction cost. The Notes are repayable in full upon the date of the consummation of the Company’s initial business combination pursuant to the Notes and related amendments. The Notes have no conversion feature, no collateral and bear no interest.

During the nine months ended September 30, 2024, the Company drew down $525,000 from the Notes to pay the extension contribution of $70,000 each month from January to June 2024, and $35,000 each month from July to September 2024, respectively. The full amounts were deposited into the Trust Account immediately.

On August 26, 2024, we entered into a Loan Agreement with our Sponsor for a $1.5 million loan to cover transaction costs and extension fee. The loan is non-interest bearing and payable upon the completion of the initial business combination. The loan also covers amount we received prior to the agreement, that was the Sponsor’s payments on behalf of us in prior period which was the balance of due to Sponsor of $738,769.

On September 25, 2024, the Company entered into supplemental agreements with its Sponsor, pursuant to which the Sponsor agrees to waive the principal balance of the Notes and the Sponsor loan in the amount of $6,245,961 and $746,270, respectively.

After the waiver, as of September 30, 2024, the balance of the Notes and the Sponsor loan was $35,000 and nil, respectively, and the remaining balance available under the Notes and the Sponsor loan was $1,019,039 and $761,231, respectively.

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

Off-Balance Sheets Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheets arrangements as September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheets arrangements. We have not entered into any off-balance sheets financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

The calculation of diluted net income (loss) per ordinary shares and related weighted average of the ordinary shares does not consider the effect of the warrants and rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate, and the rights are exercisable to convert 1,690,000 shares of ordinary shares in the aggregate. As of September 30, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company other than above. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary shares for the periods presented.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our interim condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2024, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2024.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2023, relating to ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified in previously issued consolidated financial statements, such as the misclassification of the trust account balance and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively. We concluded that the failure to timely identify such accounting errors constituted a material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2024.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects, or that any additional material weaknesses or of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

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

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our annual report on the Form 10K for the fiscal year ended December 31, 2023 under Forward-Looking Statements and Item 1A – Risk Factors, filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, other than those set out below.

If we fail to meet applicable continued listing requirements, Nasdaq may delist our securities from trading, in which case the liquidity and market price of our securities could decline.

On October 1, 2024, we received a written notification (the “Notification Letter”) from Nasdaq stating that the Company was not in compliance with the minimum market value of listed securities set forth in Nasdaq’s rules for continued listing on The Nasdaq Global Market. Nasdaq Listing Rule 5450(b)(2)(A) requires primary securities listed on the Nasdaq Global Market to maintain a minimum market value of listed securities of $50,000,000, and Listing Rule 5810(c)(3)(C) provides that a failure to meet the minimum market value of listed securities requirement exists if a deficiency under Rule 5450(b)(2)(A) continues for a period of 30 consecutive business days. Based on the market value of listed securities for the 30 consecutive business days beginning August 12, 2024, and continuing to the present, the Company is not in compliance with the minimum market value of listed securities requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided a cure period of 180 calendar days, or until March 31, 2025, to regain compliance with the minimum market value of listed securities requirement (the “Compliance Period”). To regain compliance, the market value of listed securities must meet or exceed $50,000,000 for at least 10 consecutive business days during the Compliance Period. If the Company does not regain compliance during such cure period, the Company’s securities will be subject to delisting. In that event, the Company may appeal such determination to a hearing panel. The Company will make its best efforts to regain compliance with Listing Rule 5450(b)(2)(A) prior to the expiration of the Compliance Period.

If our securities are delisted by Nasdaq, our securities may be eligible for quotation on an over-the-counter quotation system or on “the pink sheets” but will lack the benefits and market efficiencies associated with a Nasdaq listing. Upon delisting, our securities would become subject to the regulations of the SEC relating to the market for penny stocks. The regulations applicable to penny stocks may severely affect market liquidity in respect of our securities and could limit the ability of shareholders to obtain accurate quotations as to the market value of and/or dispose of our securities. In such case, there can be no assurance that our securities will be again be eligible for listing on any recognized exchange.

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

ALPHA STAR ACQUISITION CORPORATION

Date: November 14, 2024		/s/ Zhe Zhang
	Name:	Zhe Zhang
	Title:	Chief Executive Officer (Principle Executive Officer)

Date: November 14, 2024		/s/ Guojian Chen
	Name:	Guojian Chen
	Title:	Chief Financial Officer (Principle Financial Officer)

