Form 10-K
period 2024-12-31
Alpha Star Acquisition Corp
filed 2025-02-24
CIK 1865111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-41153

ALPHA STAR ACQUISITION CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Church Street, 8th Floor
New York, NY 10007

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number, including area code: (332) 233 4356

Securities registered pursuant to Section 12(b) of the Exchange Act

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, Each Consisting of One Ordinary Share, One Right and One Warrant	ALSUF	OTC Markets Group Inc
Ordinary Shares, Par Value $0.001 Per Share	ALSAF	OTC Markets Group Inc
Rights, Each Entitling the Holder to Receive One-Seventh (1/7) of one Ordinary Share	ALSTF	OTC Markets Group Inc
Redeemable Warrants, Each Entitling the Holder to Purchase One-half (1/2) of One Ordinary Share	ALSWF	OTC Markets Group Inc

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

The number of shares and aggregate market value of common stock held by non-affiliates as of December 31, 2024 were 22,664 and approximately $274,234 (based upon a per share closing price of $12.10 on February 10, 2025) respectively.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock (ordinary shares), as of the latest practicable date: On January 31, 2025, there were 3,227,664 ordinary shares outstanding of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	the potential change in control if we acquire one or more target businesses for shares or other forms of equity;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our business combination, if we compete a business combination.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Form 10-K. “We,” “us,” “our,” “company,” “our company,” “the Company” or “Alpha Star” are to Alpha Star Acquisition Corporation, a Cayman Islands exempted company.

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

In connection with our initial public offering, we sold 11,500,000 units, generating gross proceeds of $115,000,000. Simultaneously with the closing of the initial public offering, pursuant to the Private Placement Units Purchase Agreement entered by and between the Company and our sponsor, A-Star Management Corporation, a British Virgin Islands company, the Company completed the private sale of an aggregate of 330,000 units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $3,300,000. The Private Placement Units are identical to the Units in the initial public offering, except that the Sponsor has agreed not to transfer, assign or sell any of the Private Placement Units (except to certain permitted transferees) until 30 days after the completion of the Company’s initial business combination. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Transaction costs amounted to $5,669,696, consisting of $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees and $494,696 of other offering costs. A total of $115,000,000, comprised of $112,700,000 of the proceeds from the initial public offering (which amount includes up to $2,875,000 of the underwriter’s deferred discount) and $2,300,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account, established by VStock Transfer LLC, our transfer agent and maintained at Wilmington Trust, National Association, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination; (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination by June 15, 2025, or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity; and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination by June 15, 2025.

During the Annual General Meeting of its shareholders on July 13, 2023, the Company obtained approval to amend its amended and restated memorandum and articles of association, extending the date by which the Company must consummate a business combination to March 15, 2024. Failure to consummate a business combination by this date triggers an automatic winding-up, liquidation, and dissolution, akin to a voluntary liquidation procedure. In connection with the stockholders’ extension vote, 2,436,497 public shares were redeemed, amounting to a total payment of $26,094,883, distributed between July and August 2023. These decisions signify the company’s strategic response to its business combination timeline and provide stockholders with the option of redemption within the stipulated framework.

On January 10, 2024, the Company held an Extraordinary General Meeting of its shareholders, in which the shareholders approved to amend the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company must consummate a business combination to September 15, 2024 (33 months from the consummation of the initial public offering); (ii) allow the Company to undertake an initial business combination with an entity or business (“Target Business”), with a physical presence, operation, or other significant ties to China (a “China-based Target”) or which may subject the post-business combination business or entity to the laws, regulations and policies of China (including Hong Kong and Macao), or an entity or business that conducts operations in China through variable interest entities, or VIEs, pursuant to a series of contractual arrangements (“VIE Agreements”) with the VIE and its shareholders on one side, and a China-based subsidiary of the China-based Target (the “WFOE”), on the other side (the “Target Limitation Amendment Proposal”); and (iii) eliminate the limitation that the Company shall not redeem its public shares to the extent that such redemption would result in the ordinary shares, or the securities of any entity that succeeds the Company as a public company, becoming “penny stock” (as defined in accordance with Rule 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), or cause the Company to not meet any greater net tangible asset or cash requirement which may be contained in the agreement relating to a Business Combination (the “Redemption Limitation Amendment Proposal”). In connection with the stockholders’ extension vote on the Annual General Meeting of its shareholders held on January 10, 2024, a total of 3,319,923 public shares were rendered for redemption.

On July 12, 2024, the Company held an Annual General Meeting of shareholders, to (i) amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination to December 15, 2024; and (ii) amend the Investment Management Trust Agreement, dated December 9, 2021, by and between the Company and Wilmington Trust, N.A., as trustee (the “trustee”), as amended, to provide the Company with the discretion to extend the date on which to commence liquidating the trust account (the “Trust Account”) established in connection with the Company’s initial public offering up to five (5) additional times, each by a period of one month, from July 15, 2024 to December 15, 2024 by depositing into the Trust Account $35,000 for each one-month extension. Both the above-mentioned proposals were approved by the shareholders at the Annual General Meeting. In connection with the stockholders’ extension vote on the Annual General Meeting of its shareholders held on July 12, 2024, a total of 4,840,581 public shares were rendered for redemption.

On December 27, 2024, the Company held an Extraordinary General Meeting of shareholders, to (i) amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination to June 15, 2025; and (ii) amend the Investment Management Trust Agreement, dated December 9, 2021, by and between the Company and Wilmington Trust, N.A., as trustee (the “trustee”), as amended, to provide the Company with the discretion to extend the date on which to commence liquidating the trust account (the “Trust Account”) established in connection with the Company’s initial public offering up to six (6) additional times, each by a period of one month, from December 15, 2024 to June 15, 2025 by depositing into the Trust Account $35,000 for each one-month extension. Both the above-mentioned proposals were approved by the shareholders at the Extraordinary General Meeting. In connection with the stockholders’ extension vote on the Extraordinary General Meeting of its shareholders held on December 27, 2024, a total of 880,335 public shares were rendered for redemption.

As of December 31, 2024, the Company had working capital deficit of $743,201.

Alpha Star’s units are currently quoted on the OTC Pink Open Market, under the symbol “ALSUF”. Each unit consists of one ordinary share, one right to receive one-seventh (1/7) of an ordinary share upon the consummation of an initial business combination, and one redeemable warrant. Each warrant entitles the holder thereof to purchase one-half of one ordinary share of the Company at a price of $11.50 per whole share. Alpha Star’s ordinary shares, rights and warrants are currently quoted on the OTC Pink Open Market under the symbols “ALSAF,” “ALSTF,” and “ALSWF,” respectively.

Since our initial public offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates and engaging in non-binding discussions with potential target entities. As of the date of this Annual Report, we are still in the process of consummating our business combination with XDATA (as defined below) and the details of the proposed Business Combination are set forth below. We presently have no revenue and have had losses from operations since inception and since completion of our initial public offering.

Proposed Business Combination with OU XDATA GROUP

Business Combination Agreement

On September 12, 2024, we entered into a business combination agreement (as may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with OU XDATA GROUP (“XDATA”), a company incorporated in Estonia, and Roman Eloshvili, the sole shareholder of XDATA. The Business Combination Agreement provides for (i) the Company will incorporate a Cayman Islands exempted company (“PubCo”) in accordance with the Companies Act (Revised) of the Cayman Islands; (ii) the merger of the Company with and into PubCo (the “Reincorporation Merger”), with PubCo surviving the Reincorporation Merger; and (iii) the share exchange between PubCo and the shareholder of XDATA (the “Share Exchange”, together with Reincorporation Merger, the “Business Combination”), resulting in XDATA being a wholly owned subsidiary of PubCo. As a result of the Business Combination, and upon consummation of the Business Combination and the other transactions contemplated by the Business Combination Agreement (such transactions, collectively, the “Transactions”), the shareholders of Alpha Star and XDATA will become shareholders of PubCo. PubCo, or Xdata Group, was incorporated on September 4, 2024. On September 23, 2024, PubCo entered into a joinder agreement with Alpha Star, XDATA, and Roman Eloshvili, pursuant to which PubCo agreed to be bound by the terms of the Business Combination Agreement. The Business Combination Agreement was subsequently amended by certain supplemental agreement, by and among Alpha Star, XDATA, Roman Eloshvili and PubCo, dated as of December 15, 2024 (the “Supplemental Agreement”).

The Business Combination was approved by the board of directors of both the Company and XDATA, among other things, at the effective time of the Reincorporation Merger (the “First Effective Time”), (i) each ordinary share of the Company, par value $0.001 per share (the “Alpha Star Ordinary Shares”), issued and outstanding, would automatically be converted into the right of the holder thereof to receive one (1) ordinary share of PubCo (the “PubCo Ordinary Shares”); (ii) each issued and outstanding warrant of Alpha Star sold to the public and to A-Star Management Corporation, a company with limited liability incorporated under the Cayman Islands laws (the “Sponsor”), in a private placement in connection with the Company’s initial public offering (the “Alpha Star Warrants”) will automatically and irrevocably be assumed by PubCo and converted into one (1) corresponding warrant exercisable to purchase one-half (1/2) of one PubCo Ordinary Share (the “PubCo Warrants”), subject to the same terms and conditions prior to the First Effective Time; and (iii) each seven (7) issued and outstanding Rights of the Company (the “Alpha Star Rights”) would automatically and irrevocably be assumed by PubCo and converted into one (1) corresponding PubCo Ordinary Share. No fractional PubCo Ordinary Shares will be issued in connection with such conversion and the number of PubCo Ordinary Shares to be issued to such holder upon such conversion will be rounded down to the nearest whole number and no cash will be paid in lieu of such Alpha Star Rights. Immediately prior to the First Effective Time, each issued and outstanding unit of the Company (the “Alpha Star Unit”), each consisting of one Alpha Star Ordinary Share, one Alpha Star Right and one Alpha Star Warrant, will be automatically separated (the “Unit Separation”) and the holder thereof will be deemed to hold one Alpha Star Ordinary Share, one Alpha Star Right and one Alpha Star Warrant. Upon the consummation of the Business Combination, PubCo will become a publicly traded company.

The total consideration provided to or for the benefit of XDATA shareholders, as applicable, in the Business Combination is based on a pre-Business Combination valuation of XDATA of $180 million (the “Transaction Consideration”). The Transaction Consideration would be paid by PubCo by issuance of 18,000,000 PubCo Ordinary Shares to XDATA shareholders at the closing of the Business Combination as provided in the Business Combination Agreement. The Company’s board of directors (the “Board”) obtained a third-party fairness opinion from its independent financial advisor, CHFT Advisory and Appraisal Limited, dated September 12, 2024, to the effect that the Transaction Consideration being paid in connection with the Business Combination, as of that date and based on and subject to the assumptions made, procedures followed, matters considered and limitations and qualifications set forth in such opinion, is fair from a financial point of view to Alpha Star.

The Business Combination is subject to certain customary closing conditions. There is no assurance that the Proposed Business Combination will be consummated by June 15, 2025 (or any such later date of termination approved in accordance with the amended and restated memorandum and articles of association) described in more detail below.

Conditions to Closing

The consummation of the Business Combination is conditioned upon, among other things: (i) receipt of the required approval by the Alpha Star shareholders; (ii) receipt of the required approval by the XDATA shareholder; (iii) the absence of any law or governmental order enjoining, prohibiting or making illegal the consummation of the Transactions; (iv) the approval for listing of PubCo Ordinary Shares and/or PubCo Warrants in connection with the Transactions upon the Closing (as defined in the Business Combination Agreement) on Nasdaq (as defined below), subject only to official notice of issuance thereof; (v) effectiveness of the Registration Statement (as defined below) in accordance with the Securities Act, and the absence of any stop order issued by the SEC which remains in effect with respect to the Registration Statement; and (vi) necessary consents, approvals and authorizations, including but not limited to, regulatory approval by Nasdaq and the SEC, necessary third-party approvals and the expiration of any waiting period under the Hart-Scott-Rodino Act, if applicable.

The obligations of XDATA to consummate the Business Combination are also conditioned upon, among other things: (i) the accuracy of the representations and warranties of Alpha Star (subject to certain materiality standards set forth in the Business Combination Agreement); (ii) material compliance by Alpha Star with its pre-closing covenants; and (iii) the absence of any effect, development, circumstance, fact, change or event since the date of the Business Combination Agreement that, individually or in the aggregate, has had, or would reasonably be expected to prevent or materially delay or materially impair the ability of Alpha Star to consummate the Transactions (as defined in the Business Combination Agreement) or otherwise have a material adverse effect on the Transactions.

The obligation of Alpha Star to consummate the Business Combination is also conditioned upon, among other things: (i) the accuracy of the representations and warranties of XDATA (subject to certain materiality standards set forth in the Business Combination Agreement); (ii) material compliance by XDATA with its pre-closing covenants; (iii) the absence of any effect, development, circumstance, fact, change or event since the date of the Business Combination Agreement that has had, or would reasonably be expected to have, individually or in the aggregate, a material adverse effect with respect to XDATA that is continuing and uncured, (iv) (x) compliance in all respects material to XDATA and its subsidiaries taken as of whole, by XDATA and its subsidiaries with the law of the jurisdiction(s) in which it will operate its Principal Business (as defined in the Business Combination Agreement) and (y) satisfaction of all the legal requirements of the jurisdiction(s) in which it will operate its Principal Business, and (v) delivery to Alpha Star of a written memorandum of legal counsel licensed in such jurisdiction(s) to the effect that (x) among all permits as applicable to the Principal Business (A) the conduct of the Principal Business in such jurisdiction may be commenced prior to the issuance by the relevant government authorities of the permits or (B) no material obstacle exists for XDATA and/or its subsidiaries to obtain the permits in the future, and (y) among all requirements of law of such jurisdiction applicable to the Principal Business, (A) the conduct of the Principal Business may be commenced prior to compliance with the requirements with the legal requirements of such jurisdiction or (B) no material obstacle exists for XDATA and/or its subsidiaries to become in compliance with the legal requirements in the future; (vi) XDATA has obtained all the consents, approvals, authorizations, and other requirements and has removed all Lien (as defined in the Business Combination Agreement) as set forth in the XDATA Disclosure Letter (as defined in the Business Combination Agreement) to the satisfaction of Alpha Star; and (vii) Roman Eloshvili shall have terminated certain charge over shares agreement and the call option agreement dated April 7, 2022.

Covenants

The Business Combination Agreement includes customary covenants of the parties with respect to efforts to satisfy conditions to the consummation of the Business Combination. The covenants under the Business Combination Agreement include, among other things, covenants providing for the following: (i) XDATA’s agreement to (y) operate its business in the ordinary course prior to the closing of the Merger (with certain exceptions) and not to take certain specified actions without the prior written consent of Alpha Star, and (z) subject to certain customary legal and other exceptions, provide Alpha Star with access to the books, records and financial records of XDATA and its subsidiaries, and information about the operations and other affairs of XDATA and its subsidiaries, (iii) XDATA acknowledging and agreeing that it has no claim against the Trust Account established for the benefit of the shareholders of Alpha Star; and (ii) Alpha Star’s agreement to operate its business in the ordinary course prior to the closing of the Merger (with certain exceptions) and not to take certain specified actions without the prior written consent of XDATA.

The Business Combination Agreement also contains additional covenants of the parties, including, among others, (i) a covenant providing for (i) Alpha Star and XDATA to cooperate in the preparation of the Registration Statement on Form F-4 required to be prepared in connection with the Transactions (the “Registration Statement”), including, in the case of XDATA providing such information and responding in a timely manner to comments relating to the proxy statement, including preparation for inclusion in the proxy statement of pro forma financial statements in compliance with the requirements of Regulation S-X and the SEC, (ii) requiring Alpha Star to establish a record date for, duly call and give notice of, convene and hold an extraordinary general meeting of the Alpha Star shareholders as promptly as practicable following the date that the Registration Statement is declared effective by the SEC under the Securities Act, (iii) requiring the board of directors of Alpha Star to recommend to the shareholders of Alpha Star the adoption and approval of the Alpha Star transaction proposals contemplated by the Business Combination Agreement, (iv) prohibiting Alpha Star and XDATA from, among other things, soliciting or negotiating with third parties regarding alternative transactions and agreeing to certain related restrictions and ceasing discussions regarding alternative transactions, (v) requiring XDATA to enter into non-competition and non-solicitation agreements to the satisfaction of Alpha Star with (x) any holder or all holders (as applicable) of issued and outstanding shares of XDATA for a period of five (5) years following the Closing Date, and (y) the senior management and key personnel for a period of three (3) years following the Closing Date; (vi) requiring XDATA, except as would not be reasonably be expected to be material to the business of XDATA and its subsidiaries taken as a whole, to take all actions necessary to comply with the requirements of the law of the jurisdiction in which it will operate, including, but not limited to, (w) payment of applicable taxes and fees, (x) formation of any legal entity required in such jurisdiction, (y) application for any permits, and (z) such other action necessary to the conduct of the business in such jurisdiction, (vii) XDATA undertakes to obtain, prior to the Closing Date, all the consents, approvals, authorizations, and other requirements and to remove all Lien as set forth in the XDATA Disclosure Letter, and (viii) Alpha Star, PubCo, and XDATA shall enter into a joinder agreement in the form and substance reasonably agreed by the parties.

Representations and Warranties

The Business Combination Agreement contains representations and warranties of XDATA, relating, among other things, to proper organization and qualification; capitalization; due authorization, performance and enforceability against XDATA of the Business Combination Agreement; absence of conflicts; governmental consents and filings; compliance with laws and possession of requisite governmental permits and approvals; financial statements; absence of undisclosed liabilities; litigation and proceedings; employees and independent contractors; labor matters; real property; assets; tax matters; environmental matters; brokers’ fees; intellectual property and IT security; material contracts; insurance; related party transactions; international trade and anti-corruption; books and records; supplied information; and no other representations.

The Business Combination Agreement contains representations and warranties of Alpha Star, relating, among other things, to proper organization and qualification; capitalization; due authorization, performance and enforceability against Alpha Star of the Business Combination Agreement; absence of conflicts; required consents and filings; trust account; compliance with laws and possession of requisite governmental permits and approvals; reports filed with the SEC, financial statements, and compliance with the Sarbanes-Oxley Act; absence of certain changes; litigation and proceedings; business activities; material contracts; The Nasdaq listing; tax matters; board approval; related party transactions; status under the Investment Company Act of 1940, as amended; broker’s fees; independent investigation; and no other representations.

The representations and warranties made in the Business Combination Agreement will not survive the consummation of the Transactions

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the consummation of the Transactions, including: (i) by mutual written consent of Alpha Star and XDATA; (ii) by either Alpha Star or XDATA if any law or governmental order (other than a temporary restraining order) is in effect that permanently restrains, enjoins, makes illegal or otherwise prohibits the consummation of the Transactions; (iii) by either Alpha Star or XDATA upon a breach of any representations, warranties, covenants or other agreements set forth in the Business Combination Agreement by the other party if such breach gives rise to a failure of certain closing conditions to be satisfied and cannot or has not been cured within the earlier of 45 days’ following the receipt of notice from the non-breaching party; (iv) by either Alpha Star or XDATA if the Alpha Star shareholder approval is not obtained at its shareholder meeting; or (v) by Alpha Star if the XDATA shareholder approval is not obtained or is revoked or sought to revoke by such shareholders.

The Business Combination Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of such agreement or other specific dates set forth thereunder. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. It is not intended to provide any other factual information about the Alpha Star or XDATA, or any other party to the Business Combination Agreement or any related agreement. In particular, the representations, warranties, covenants and agreements contained in the Business Combination Agreement, which were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to the Business Combination Agreement, are subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Business Combination Agreement instead of establishing these matters as facts) and are subject to standards of materiality applicable to the contracting parties that may differ from those applicable to investors and security holders. Investors and security holders are not third-party beneficiaries under the Business Combination Agreement and should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Business Combination Agreement. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Business Combination Agreement, which subsequent information may or may not be fully reflected in the Alpha Star’s public disclosures.

Certain Related Agreements

Sponsor Voting and Support Agreement

On September 23, 2024, PubCo, XDATA, Alpha Star and Sponsor entered into the Sponsor Voting and Support Agreement, pursuant to which Sponsor agreed to, among other things, (i) attend any Alpha Star shareholder meeting to establish a quorum for the purpose of approving the Alpha Star transaction proposals; (ii) vote all Alpha Star Ordinary Shares in favor of the Alpha Star transaction proposals, including the approval of the Business Combination Agreement and the transactions contemplated thereby; and (iii) vote all Alpha Star Ordinary Shares against (A) other than in connection with the Transactions (as defined in the Business Combination Agreement), any business combination agreement or merger (other than the Business Combination Agreement and the Transactions), scheme of arrangement, business combination, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by Alpha Star or any public offering of any shares of Alpha Star or, in case of a public offering only, a newly-formed holding company of Alpha Star, (B) any SPAC Alternative Transaction Proposal (as defined in the Business Combination Agreement, and (C) any amendment of the organizational documents of Alpha Star or other proposal or transaction involving Alpha Star, which, in each of cases (A) and (C), would be reasonably likely to in any material respect impede, interfere with, delay or attempt to discourage, frustrate the purposes of, result in a breach by Alpha Star of, prevent or nullify any provision of the Business Combination Agreement or any other Transaction Agreement (as defined in the Business Combination Agreement), the Transactions or any other Transaction or change in any manner the voting rights of any class of Alpha Star’s share capital.

The foregoing description of the Sponsor Voting and Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Sponsor Voting and Support Agreement, a copy of which is filed with Alpha Star’s Current Report on Form 8-K as Exhibit 10.1, filed with the SEC on September 13, 2024, and the terms of which are incorporated by reference herein.

Sponsor Lock-Up Agreement

At Closing, PubCo and the Sponsor shall enter into the Sponsor Lock-Up Agreement, pursuant to which Sponsor, among other things, agreed not to transfer any PubCo Ordinary Shares held by it immediately after the Closing during the applicable lock-up period, subject to customary exceptions as follows: (i) transfers to the PubCo’s officers or directors, any affiliates (as set forth in Rule 405 under the Securities Act of 1933, as amended) or family members of any of the PubCo’s officers or directors, any members of the Sponsor, or any affiliates of the Sponsor; (ii) in the case of an individual, transfers by gift to a member of the individual’s immediate family, to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (iii) in the case of an individual, transfers by virtue of laws of descent and distribution upon death of the individual; (iv) in the case of an individual, transfers pursuant to a qualified domestic relations order; (v) transfers by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (vi) transfers in the event of the PubCo’s liquidation prior to the completion of an initial business combination; (vii) transfers by virtue of the laws of the Cayman Islands or the Sponsor’s limited liability company agreement upon dissolution of the Sponsor; (viii) in the event of the PubCo’s liquidation, merger, share exchange, reorganization or other similar transaction which results in all of the PubCo’s shareholders having the right to exchange their PubCo Ordinary Shares for cash, securities or other property subsequent to the completion of the PubCo’s initial business combination; and (ix) transfers in connection with the PubCo’s initial business combination with the PubCo’s consent to any third party; provided, however, that in the case of clauses (i) through (v), (viii) and (ix), these permitted transferees must enter into a written agreement, in substantially the form of the Sponsor Lock-Up Agreement, agreeing to be bound by the lock-up restrictions and shall have the same rights and benefits under the Sponsor Lock-Up Agreement.

The lock-up period applicable to the Sponsor Locked-Up Shares will be (i) with respect to 100% of the PubCo Ordinary Shares held, issuable or acquirable in respect of any Locked-Up Private Placement Shares (as defined in the Sponsor Lock-Up Agreement), thirty (30) days from and after the Closing Date, (ii) with respect to 50% of the PubCo Ordinary Shares held, issuable or acquirable in respect of any Locked-Up Founder Shares (as defined in the Sponsor Lock-Up Agreement), until the earlier of (A) six (6) months from and after the Closing Date or (B) the date on which the closing Company Per Share Trading Price equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 Trading Days within any thirty (30)-Trading Day period commencing after the Closing Date, and (iii) with respect to the remaining 50% of the PubCo Ordinary Shares held, issuable or acquirable in respect of any Locked-Up Founder Shares until six (6) months from and after the Closing Date, or earlier in either case of (ii) and (iii) above, if subsequent to PubCo’s initial Business Combination it completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of PubCo’s shareholders having the right to exchange their Ordinary Shares for cash, securities or other property. Capitalized terms in this summary of the Sponsor Lock-Up Agreement not otherwise defined herein shall have the meanings ascribed to them in the Sponsor Lock-Up Agreement.

The foregoing description of the Sponsor Lock-Up Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Sponsor Lock-Up Agreement, a copy of which is filed with Alpha Star’s Current Report on Form 8-K as Exhibit 10.2, filed with the SEC on September 13, 2024, and the terms of which are incorporated by reference herein.

XDATA Shareholder Lock-Up and Support Agreement

On September 23, 2024, PubCo, Alpha Star and the sole shareholder of XDATA entered into the XDATA Shareholder Lock-Up and Support Agreement, pursuant to which the sole shareholder of XDATA agreed to, among other things, (i) attend any XDATA shareholder meeting to establish a quorum; and (ii) vote Subject Shares (as defined in the XDATA Shareholder Lock-Up and Support Agreement) held or acquired by such XDATA shareholder against (A) other than in connection with the Transactions, business combination agreement or merger (other than the Business Combination Agreement and the Transactions), scheme of arrangement, business combination, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by XDATA, any of its material subsidiaries, or, in case of a public offering only, a newly-formed holding company of XDATA or such material subsidiaries, (B) any Alternative Transaction Proposal (as defined in the Business Combination Agreement), (C) other than any amendment to the organizational documents of XDATA in furtherance of Section 2.01 of the Business Combination Agreement, any amendment of the organizational documents of XDATA or other proposal or transaction involving XDATA or any of its subsidiaries and (D) any proposal or effort to revoke (in whole or in part) any approval given by a shareholder of XDATA, which, in each of cases (A) and (C), would be reasonably likely to, in any material respect, impede, interfere with, delay or attempt to discourage, frustrate the purposes of, result in a breach by XDATA of, prevent or nullify any provision of the Business Combination Agreement or any other Transaction Agreement, the Transactions or any other Transaction or change in any manner the voting rights of any class of XDATA’s share capital.

Pursuant to the XDATA Shareholder Lock-Up and Support Agreement, the sole shareholder of XDATA also shall agree not to transfer any PubCo Ordinary Shares held by such XDATA shareholder immediately after the Closing. The lock-up period applicable to the XDATA Shareholder Locked-Up Shares will be (i) with respect to 50% of the XDATA Shareholder Locked-Up Shares, until the earlier of (A) six (6) months from and after the Closing Date or (B) the date on which the closing Company Per Share Trading Price equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any twenty (20) Trading Days within any thirty (30)-Trading Day period commencing after the Closing Date, and (ii) with respect to the remaining 50% of the XDATA Shareholder Locked-Up Shares, until six (6) months from and after the Closing Date, or earlier in either case, if subsequent to PubCo’s initial Business Combination it completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of PubCo’s shareholders having the right to exchange their Ordinary Shares for cash, securities or other property. Capitalized terms in this summary of the XDATA Shareholder Lock-Up and Support Agreement not otherwise defined herein shall have the meanings ascribed to them in the XDATA Shareholder Lock-Up and Support Agreement.

The foregoing description of the XDATA Shareholder Lock-Up and Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the XDATA Shareholder Lock-Up and Support Agreement, a copy of which is filed with Alpha Star’s Current Report on Form 8-K as Exhibit 10.3, filed with the SEC on September 13, 2024, and the terms of which are incorporated by reference herein.

Amended and Restated Registration Rights Agreement

The Business Combination Agreement contemplates that, at the Closing, PubCo, the Sponsor and certain shareholders of PubCo, as applicable, will enter into the A&R Registration Rights Agreement, to be effective as of the Closing, pursuant to which PubCo agrees to undertake certain resale shelf registration obligations in accordance with the Securities Act and the Sponsor and certain shareholders of PubCo will be granted customary demand and piggyback registration rights.

The foregoing description of the A&R Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the A&R Registration Rights Agreement, a copy of which is filed with Alpha Star’s Current Report on Form 8-K as Exhibit 10.4, filed with the SEC on September 13, 2024, and the terms of which are incorporated by reference herein.

Acquisition Strategy and Management Business Combination Experience

Our acquisition strategy is to identify, acquire, and after our initial business combination, build a company in an industry that complements the experience and expertise of our management team and will benefit from our operational and investment expertise. Our acquisition selection process for the proposed Business Combination with XDATA leveraged, and if we do not complete the proposed Business Combination and instead seek to complete another initial business combination will leverage, our team’s network of industry and lending community relationships as well as relationships with management teams of public and private companies, founders and entrepreneurs, investment bankers, attorneys and accountants that we believe provided us, and if necessary, would in the future provide us, with a number of business combination opportunities.

In addition to our management team’s robust network, target business candidates may continue to be brought to our attention from various unaffiliated contacts, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. If we do not complete the proposed Business Combination and instead seek to complete another initial business combination, members of our management team will again communicate with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and again commence the process of pursuing and reviewing promising leads.

Investment Criteria

Our management team intends to focus on creating shareholders’ value by leveraging its experience in the management, operation and financing of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. We have identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses, including our evaluation on our proposed Business Combination with XDATA. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so.

●	Middle-Market Growth Business. We primarily seek to acquire one or more growth businesses with a total enterprise value of between $300,000,000 and $600,000,000. We believe that there are a substantial number of potential target businesses within this valuation range that can benefit from new capital for scalable operations to yield significant revenue and earnings growth. We currently do not intend to acquire either a start-up company (a company that has not yet established commercial operations) or a company with negative cash flow.

●	Companies in Business Segments that are Strategically Significant to the Asian Markets. We seek to acquire those businesses that are currently strategically significant in the Asian markets. Such sectors include clean energy, internet and high technology, financial technology, health care, consumer and retail, energy and resources, manufacturing and education.

●	Business with Revenue and Earnings Growth Potential. We seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Companies with Potential for Strong Free Cash Flow Generation. We seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We intend to focus on one or more businesses that have predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance shareholder value.

●	Benefit from Being a Public Company. We intend to only acquire a business or businesses that will benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive or exclusive. Any evaluation relating to the merits of a particular business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our Sponsor and management team may deem relevant. In the event that we failed to consummate our proposed Business Combination with XDADA and we decide to enter into an business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our business combination, which, as discussed in this report, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC. In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us. We will also utilize our management team’s deal-making track record, professional relationships and capital markets expertise.

Sourcing of Potential Business Combination Targets

As discussed elsewhere in this Annual Report, we intend to complete the proposed Business Combination with XDATA. However, if we do not complete the proposed Business Combination and instead seek another initial business combination, target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources would have read our filings with the SEC and understand what types of businesses that we are targeting.

If we do not complete the proposed Business Combination and instead seek another initial business combination, our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions that they may have, as well as attending trade shows or conventions. In addition, if we do not complete the proposed Business Combination and instead seek another initial business combination, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he/she has then-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

Unless we complete our initial business combination with an affiliated entity, or our Board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our Company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our Board, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary significantly in outcome. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our Initial Business Combination.

Members of our management team may directly or indirectly own our ordinary shares and/or private placement units following our initial public offering, and accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his/her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he/she has then current fiduciary or contractual obligations, he or she will need to honor his/her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association will provide that, subject to his/her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one that we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Our officers and directors are not prohibited from becoming an officer or director of another special purpose acquisition company with a class of securities registered under the Exchange Act.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experiences in identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding rights and warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating or effecting an initial business combination, including the proposed Business Combination with XDATA.

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer the target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this way a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives that are consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and assist in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some other potential target businesses may have a negative view towards us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain shareholders’ approval of our proposed Business Combination with XDATA and retain sufficient funds in our trust account in connection therewith.

Initial Business Combination Timeframe and Nasdaq Rules

Initially, we had until 9 months from December 15, 2021 (the closing of our IPO) to consummate our initial business combination, and if we anticipate that we may not be able to consummate our initial business combination within 9 months, we may, by resolution of our Board if requested by our Sponsor, extend the period of time to consummate a business combination up to twelve times, each by an additional month (for a total of up to 21 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our memorandum and articles of association and the trust agreement entered into between us and Wilmington Trust, National Association and Vstock Transfer LLC in connection with our initial public offering, in order for the time available for us to consummate our initial business combination to be extended, our Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $383,332, ($0.033 per public share), up to an aggregate of $4,600,000, or $0.40 per public share, on or prior to the date of the applicable deadline, for each monthly extension. In the event that we receive notice from our Sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights and warrants will be worthless.

Commencing from September 15, 2022, we have to make the monthly extension by depositing the monthly extension fee of $383,332 into the trust account and we plan to make further monthly extension for a total of up to 21 months as needed to complete the initial business combination. The monthly extension fees were decrease due to the following Meeting and related redemption of shares:

In our Annual General Meeting of shareholders held on July 13, 2023, our shareholders approved to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate an initial business combination from September 15, 2023 to March 15, 2024.

Subsequently on January 20, 2024, we held an Extraordinary General Meeting of shareholders, at which our shareholders approved to amend our amended and restated memorandum and articles of association to (i) extend date by which we must consummate a business combination to September 15, 2024; (ii) allow us to undertake an initial business combination with an entity or business with a China-based Target or which may subject the post-business combination business or entity to the laws, regulations and policies of China (including Hong Kong and Macao), or an entity or business that conducts operations in China through variable interest entities, or VIEs, pursuant to VIE Agreements with the VIE and its shareholders on one side, and a China-based subsidiary of the China-based Target, on the other side; and (iii) eliminate the limitation that we shall not redeem its public shares to the extent that such redemption would result in the ordinary shares, or the securities of any entity that succeeds the Company as a public company, becoming “penny stock” (as defined in accordance with Rule 3a51-1 of the Securities Exchange Act of 1934, as amended), or cause the Company to not meet any greater net tangible asset or cash requirement which may be contained in the agreement relating to a Business Combination.

In addition, on July 12, 2024, we held an Annual General Meeting of shareholders, to (i) amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination to December 15, 2024; and (ii) amend the Investment Management Trust Agreement, dated December 9, 2021, by and between the Company and the trustee, as amended, to provide the Company with the discretion to extend the date on which to commence liquidating the Trust Account established in connection with the Company’s initial public offering up to five (5) additional times, each by a period of one month, from July 15, 2024 to December 15, 2024 by depositing into the Trust Account $35,000 for each one-month extension. Both the above-mentioned proposals were approved by the shareholders at the Annual General Meeting.

Further, on December 27, 2024, we held an Extraordinary General Meeting of shareholders, to (i) amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination to June 15, 2025; and (ii) amend the Investment Management Trust Agreement, dated December 9, 2021, by and between the Company and the trustee, as amended, to provide the Company with the discretion to extend the date on which to commence liquidating the Trust Account established in connection with the Company’s initial public offering up to six (6) additional times, each by a period of one month, from December 15, 2024 to June 15, 2025 by depositing into the Trust Account $35,000 for each one-month extension. Both the above-mentioned proposals were approved by the shareholders at the Extraordinary General Meeting.

Currently, we have until June 15, 2025 to consummate an initial business combination, with a monthly extension fee of $35,000.

The NASDAQ rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Additionally, pursuant to NASDAQ rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. If our securities are not then listed on the Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete the proposed Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which the proposed Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Summary Information Related to Our Securities, Redemption Rights and Liquidation

We are a Cayman Islands exempted company (company number: 373150) and our affairs are governed by our amended and restated memorandum and articles of association, the Companies Law and the common law of the Cayman Islands. Pursuant to our amended and restated memorandum and articles of association, we are authorized to issue 50,000,000 ordinary shares, $0.001 par value each. The information provided below is a summary only and we refer you to our prospectus dated as of December 14, 2021 filed with the SEC, our amended and restated memorandum and articles of association and our warrant agreement with Vstock Transfer LLC Company as warrant agent for additional important and material information.

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

As of December 31, 2024, there were 3,227,664 ordinary shares issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law. Unless specified in the Companies Law, our amended and restated memorandum and articles of association or applicable stock exchange rules, the affirmative vote of a majority of our ordinary shares that are voted is required to approve any such matter voted on by our shareholders.

As of December 31, 2024, there are warrants outstanding to acquire an aggregate of 5,750,000 ordinary shares. We will not be obligated to deliver any ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the satisfaction of our obligations described below with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the ordinary share underlying such unit.

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

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination; or (ii) by means of a tender offer. The decision as to whether we will seek shareholders’ approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction, whether the terms of the transaction would require us to seek shareholders’ approval under the law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require that we conduct a tender offer under SEC rules rather than seeking shareholders’ approval). Under NASDAQ rules, asset acquisitions and stock purchases would not typically require shareholders’ approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares (unless we are deemed to be a foreign private issuer at such time) or seek to amend our amended and restated memorandum and articles of association would require shareholders’ approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholders’ approval are required by law or stock exchange listing requirement or we choose to seek shareholders’ approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the NASDAQ, we will be required to comply with the NASDAQ rules.

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

Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners; (ii) cash to be transferred to the target for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof.

Currently, we have until June 15, 2025 to consummate an initial business combination. If we are unable to complete our initial business combination by June 15, 2025, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to the applicable laws; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable laws. There will be no redemption rights or liquidating distributions with respect to our rights and warrants, which will expire worthless if we fail to complete our initial business combination by June 15, 2025.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”, including but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30th; or (2) our annual revenues exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30th.

We are a Cayman Islands exempted company incorporated on March 11, 2021. Our executive offices are located at 100 Church Street, 8th Floor, New York, NY 10007, and our telephone number is (332) 233 4356.

The fact that our Sponsor is, controlled by, and has substantial ties with a non-U.S. person could impact our ability to complete our initial business combination.

Although we intend to complete the proposed Business Combination with XDATA, nonetheless, if we failed to consummate the proposed Business Combination and instead seek another initial business combination, we may not be able to complete an initial business combination if it is with a U.S. target company given that such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government agency such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Our Sponsor, A-Star Management Corp., is controlled by our Chairman and Chief Executive Officer Mr. Zhe Zhang, who is a PRC citizen. Our Sponsor currently owns approximately 99.3% of our outstanding shares. Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS review was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our initial business combination with any potential target company falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete the initial business combination, our failure to obtain any required approvals within the requisite time period may subject us to liquidate. If we liquidate, our public shareholders may only receive the cash held in the trust account, and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with all other information contained in this Annual Report, including the consolidated financial statements, before making a decision to invest in our securities. This Annual Report contains forward looking statements that involve risks and uncertainties. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected and could differ materially from those anticipated in the forward-looking statements. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Although we have entered into the Business Combination Agreement and currently intend to consummate our Initial Business Combination with OU XDATA GROUP (“XDATA”), we have not yet consummated the proposed Business Combination. As a smaller reporting company, we are not required to include risk factors in this Annual Report. Nonetheless, we have listed out various risks as set forth below that are relevant to the consummation of our proposed Business Combination with XDATA, and certain risks will be relevant if, for any reason, we do not consummate our proposed business combination with XDATA and are required to seek a new target business with which to consummate our initial business combination. You should therefore carefully consider all of the risks described below, despite the fact that we currently intend to consummate our Initial Business Combination with XDATA.

Risks Relating to Our Search for and Consummation of, or Inability to Consummate a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

Although we currently intend to hold a shareholder vote to approve our proposed Business Combination with XDATA, we may, in certain circumstances, choose not to hold a shareholder vote to approve another proposed initial business combination (if any) unless that business combination would require shareholders’ approval under applicable law or stock exchange listing requirements. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting, but would still require us to obtain shareholders’ approval if we were seeking to issue more than 20% of our outstanding shares as consideration in any business combination. Except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholders’ approval of a proposed business combination (including the proposed business combination with XDATA) or will allow public shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholders’ approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

Although the Business Combination Agreement with XDATA does not include a minimum cash condition, if we do not complete the proposed business combination, we may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many of our remaining public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with such initial business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we entered into the Business Combination Agreement with XDATA for our Initial Business Combination, or other potential target business that we may pursue if we fail to consummate the Business Combination with XDATA, we would not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the prescribed timeframe may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within 36 months from the closing of our initial public offering or seek a shareholders’ approval on the extension of such period. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our Initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to complete the Initial Business Combination with XDATA or find a suitable target business and consummate another initial business combination within the prescribed time frame. Our ability to complete the Initial Business Combination with XDATA or another initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

Currently, we have until June 15, 2025 to consummate an initial business combination. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $50,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10 per public share, or less than $10 per public share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10 per public share” and other risk factors as stipulated herein.

If we seek shareholders’ approval of our initial business combination, our Sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on the proposed business combination and reduce the public “float” of our securities.

If we seek shareholders’ approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our Initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material non-public information), our Sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, our Sponsor, directors, officers, advisors or any of their respective affiliates are under no obligations or duty to do so and they have no current commitments, plans or intentions to engage in such purchases or other transactions and have not formulated any terms or conditions for any such purchases or other transactions. The purpose of such purchases could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining shareholders’ approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

As the number of special purpose acquisition companies evaluating increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find another target (should our proposed Business Combination with XDATA not be consummated) or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, efforts and resources to identify a suitable target for an initial business combination.   In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

Because of our special purpose acquisition company structure, limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public shareholders may receive only approximately $10 per share on our redemption of our public shares, or less than such amount in certain circumstances.

If our proposed Business Combination with XDATA is not consummated and we are required to seek another target business for a potential business combination, then we expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar technical, human and other resources to ours, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

Additionally, potential target companies may be less inclined to consummate a transaction with us because definitive documentation for such a transaction will preclude any recourse against our trust account, meaning that potential counterparties may determine that they do not have adequate contractual remedies in the event a transaction fails to close. These factors may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we do not complete our initial business combination, our public shareholders may receive only approximately $ per share on the liquidation of our trust account. In certain circumstances, our public shareholders may receive less than $10 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10 per share” and other risk factors herein.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management team will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our management team believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make any acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our management team is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we do not complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10 per share initially held in the trust account, due to claims of such creditors.

Involvement of members of our management and companies with which they are affiliated in civil disputes and litigations, governmental investigations or negative publicity unrelated to our business affairs could materially impact our ability to consummate an initial business combination.

Our directors and officers and companies with which they are affiliated have been, and in the future will continue to be, involved in a wide variety of business affairs, including transactions, such as sales and purchases of businesses and ongoing operations. As a result of such involvement, members of our management and companies with which they are affiliated in have been, and may in the future be, involved in civil disputes, litigations, governmental investigations and negative publicity relating to their business affairs. Any such claims, investigations, lawsuits or negative publicity may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination in a material manner and may have an adverse effect on the price of our securities.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and our Board members may be viewed as having breached their fiduciary duties to our creditors, thereby exposing our Board members and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order to not be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not completed our Initial business combination within the required time period, our public shareholders may receive only approximately $10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with the applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we have not completed our initial business combination within 36 months of the closing of the initial public offering or during any extension period, our public shareholders may be forced to wait beyond such time frame before redemption from our trust account.

On December 27, 2024, we held an Extraordinary General Meeting of shareholders and approved the proposal to extend the date by which it must consummate a business combination to June 15, 2025. Currently, we have until June 15, 2025 to consummate an initial business combination. If we have not completed our initial business combination within such extended period, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the initial 36 months before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our Company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine of up to approximately $18,300 and to imprisonment for up to five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination.

In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to elect directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management.

Any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their securities.

If we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine (including those of XDATA, should our proposed Business Combination be consummated). For instance, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our shares will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following our initial business combination (including our proposed Business Combination with XDATA) could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duties owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholders’ approval of the transaction is required by law, or we decide to obtain shareholders’ approval for business or other reasons, it may be more difficult for us to attain shareholders’ approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public shareholders may receive only approximately $10 per share on the liquidation of our trust account. In certain circumstances, our public shareholders may receive less than $10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10 per share” and other risk factors herein.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or another entity that commonly renders valuation opinions and, consequently, you may have no assurance from an independent source that the price we are paying for a target business (including XDATA) is fair to our Company from a financial point of view.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our Sponsor, officers or directors. In the event that we seek to complete our initial business combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, to the extent required by applicable law or based upon the direction of our Board or a committee thereof, will obtain an opinion from an independent investment banking firm or another entity that commonly renders valuation opinions that such initial business combination or transaction is fair to our Company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community.

Our initial business combination or reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, subject to requisite shareholders’ approval by special resolution under the Companies Act, effect a business combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for our shareholders or warrant holders in the jurisdiction in which the target company is located or in which we reincorporate. In the event of a reincorporation pursuant to our initial business combination, such tax liability may attach prior to the consummation of redemptions of any of our public shares properly submitted to us for redemption in connection with such business combination. We do not intend to make any cash distributions to pay such taxes.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public shareholders may receive only approximately $10 per share, or less than such amount in certain circumstances, on the liquidation of our trust account.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time, attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination (including our proposed Business Combination with XDATA), the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public shareholders may receive only approximately $10 per share on the liquidation of our trust account. In certain circumstances, our public shareholders may receive less than $10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10 per share” and other risk factors below.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, directors or officers which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors and officers. Certain of our directors and officers also serve as officers and/or board members for other entities. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our Company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, directors or officers, potential conflicts of interest still may exist. As a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness, even if we make all principal and interest payments when due, if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares, if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulations;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements and execution of our strategies; and

●	other disadvantages compared to our competitors who have less debt.

We may complete one business combination which will cause us to be solely dependent on a single business (such as XDATA) which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses concurrently or within a short period of time (as at the date of this Annual Report, we only intend to effectuate a business combination with a single target business, XDATA). However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity (such as XDATA), our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we have focused and, should we be required to seek another target business if our proposed Business Combination with XDATA is not consummated, intend to focus, our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business (such as XDATA), its properties or assets; and

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services .

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to concurrently complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

As of the date of this Annual Report, we only intend to effectuate a business combination with a single target business, XDATA. If, however, we determine to concurrently acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

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

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their public shares or, if we seek shareholders’ approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors or their affiliates. In the event that the aggregate cash consideration we would be required to pay for all shares that are validly submitted for redemption, plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination, exceeds the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any public shares, all shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, blank check companies have amended the definition of “business combination,” increased redemption thresholds and extended the time to consummate an initial business combination. We cannot assure you that we will not seek to amend our charter or governing instruments, including to extend the time to consummate an initial business combination, in order to effectuate our initial business combination.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business (including XDATA), which could compel us to restructure or abandon a particular business combination.

We may target businesses larger than we could acquire with the net proceeds of our initial public offering. As a result, we may be required to seek additional financing to complete such proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of growing future capital needs for any particular transaction, the depletion of our available funds outside the trust account in search of a target business, the obligation to repurchase for cash a significant number of public shares from public shareholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase public shares in connection with our initial business combination. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We would include the same financial statement disclosure in connection with any tender offer documents. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with the federal proxy or tender offer rules and complete our initial business combination within the prescribed timeframe.

We may issue shares to investors in connection with our initial business combination at a price that is less than the prevailing market price for our ordinary shares.

In connection with our initial business combination, we may issue shares to investors in private placement transactions at a price of $10 per share or which approximates the per-share amount in our trust account at such time. The purpose of such issuances will be to, among other things, provide sufficient working capital to the post-business combination entity. Depending upon the prevailing market price for our ordinary shares, the price of any shares we issue may be less, and potentially significantly less, than such price at the time of issuance.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units as well as our ordinary shares, rights and warrants commenced trading on Nasdaq on December 13, 2021 and January 18, 2022, respectively, and are currently traded on OTC Pink Open Market. Although after giving effect to our initial public offering we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution, share price levels and in our case, to consummate the initial business combination before the specified timeframe as required by the Nasdaq.

Generally, we must maintain market value of listed securities ($50 million), a minimum number of publicly held shares (1.1 million), a minimum market value of publicly held securities ($15 million), a minimum number of holders of our securities (generally 400 public holders) and have at least four registered and active market makers. On October 1, 2024, we received a letter from Nasdaq stating that the Company’s listed securities fail to comply with the Market Value of Listed Securities requirement for continued listing on the Nasdaq Global Market in accordance with Nasdaq Listing Rule 5450(b)(2)(A) (the “Rule”) based upon the Company’s Market Value of Listed Securities from August 12, 2024 to September 30, 2024. Pursuant to Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided a compliance period of 180 calendar days, or until March 31, 2025, to regain compliance with the Rule. The Company’s securities will be subject to delisting from Nasdaq if it failed to timely regain compliance with the Rule or may need to consider applying for a transfer to the Nasdaq Capital Market.

On December 16, 2024, Alpha Star received a written notice from the Listing Qualifications Department of Nasdaq stating that the Staff had determined that Alpha Star’s securities would be delisted from Nasdaq pursuant to Nasdaq Listing Rule IM-5101-2, since Alpha Star failed to complete its initial business combination by December 13, 2024. Nasdaq Rule IM 5101-2 requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Nasdaq Rule IM 5810-1 provides that Nasdaq will inform a company that its securities are immediately subject to suspension and delisting in the event that the company fails to comply with rule IM 5101-2. Nasdaq Rule 5815 was amended effective October 7, 2024 to provide for the immediate suspension and delisting upon issuance of a delisting determination letter for failure to meet the requirement in Nasdaq Rule IM 5101-2. Nasdaq may only reverse the determination if it finds it made a factual error applying the applicable rule, which is unlikely if Nasdaq provides the delisting determination letter after the 36-month window. Since Alpha Star failed to complete its initial business combination by December 13, 2024, its securities were suspended from trading on Nasdaq at the opening of business on December 23, 2024. Alpha Star’s securities will be removed from listing and registration on Nasdaq following the filing of a Form 25-NSE with the SEC. Following the suspension of trading on Nasdaq, Alpha Star currently has its units, ordinary shares, rights and warrants traded on the OTC Pink Open Market under the symbols “ALSUF,” “ALSAF,” “ALSTF,” and “ALSWF,” respectively. Alpha Star remains subject to the periodic reporting requirements of the Exchange Act. The delisting from Nasdaq does not affect Alpha Star’s business combination with XDATA, as both parties intend to continue to work to effectuate the closing of the business combination. The combined company will apply for listing of its securities on the Nasdaq Stock Market in connection with the closing of the business combination.

On December 27, 2024, Alpha Star held an Extraordinary General Meeting of its shareholders and approved the proposal to extend the date by which it must consummate a business combination to June 15, 2025. In connection with the shareholders meeting to vote for such extension, the public shares are entitled to exercise the redemption right and 880,335 public shares tendered for redemption. The total redemption payment was $10,819,317.15 and were distributed in January 2025. Following the redemptions, there are 22,664 public shares outstanding. Alpha Star intends to deposit the monthly extension fees of $35,000 per month into the Trust Account, for such extension to June 15, 2025. If Alpha Star is unable to complete the Business Combination or another business combination by June 15, 2025, Alpha Star must cease all operations except for the purpose of winding up, redeeming 100% of the outstanding public shares and, subject to the approval of its remaining shareholders and its board of directors, dissolving and liquidating.

Additionally, in connection with our initial business combination, we expect to be required to demonstrate compliance with the initial listing requirements of Nasdaq or another national securities exchange, which are generally more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. We cannot assure you that we will be able to meet those initial listing requirements at that time.

Risks Relating to the Post-Business Combination Company

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will reveal all material issues that may be present inside a particular target business (including XDATA), that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other financial or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance our initial business combination. Accordingly, any public shareholders who choose to remain shareholders following the initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place, which could materially and adversely affect our business, financial conditions and result of operations.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may have a limited ability to assess the management of a prospective target business, and as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duties owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, as with the proposed Business Combination with XDATA, we may face additional burdens in connection with investigating, agreeing to and completing the proposed Business Combination or such other initial business combination, and if we effect the proposed Business Combination or such other initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

In connection with the proposed Business Combination with XDATA, we will be, and if we do not complete the proposed Business Combination and pursue another target company with operations or opportunities outside of the United States for our initial business combination, we would be, subject to risks associated with cross-border business combinations, including but not limited to investigating, agreeing to and completing the proposed Business Combination or another initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect the proposed Business Combination with XDATA, or another initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	inflation rates;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete the proposed Business Combination or such other initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our Initial Business Combination and subject to requisite shareholders’ approval by special resolution under the Companies Act,C reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations of various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under the applicable laws. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend significant time and resources to become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event that we acquire a non-U.S. target (including our proposed Business Combination with XDATA), all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our initial public offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates for business combination. Therefore, we do not consider that we face significant cybersecurity risks.

We have not adopted any cybersecurity risk management program or formal procedures for assessing cybersecurity risks. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our Board for further actions, including the implementation of mitigation measures or other response or actions that the Board deems appropriate to take.

Since the completion of our initial public offering and as of the date of this Annual Report on Form 10-K, we have not experienced any cybersecurity threats that have materially affected, or that we believe are reasonably likely to materially affect, us, including our business strategies, results of operations, or financial condition.

Item 2. Properties

We currently maintain our executive offices at 100 Church Street, 8th Floor, New York, NY 10007. The cost for this space is included in the $10,000 per month fee that we will pay our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

As of December 31, 2024, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our units started trading on The Nasdaq Global Market under the symbol “ALSAU” on December 13, 2021. Our ordinary shares, rights and warrants began separate trading on January 18, 2022, under the symbols “ALSA,” “ALSAR” and “ALSAW” respectively. On December 16, 2024, we received a written notice from the Listing Qualifications Department of Nasdaq stating that the Staff had determined that our units, ordinary shares, rights and warrants would be delisted from Nasdaq pursuant to Nasdaq Listing Rule IM-5101-2, since we failed to complete our initial business combination by December 13, 2024. As such, our securities were suspended from trading on Nasdaq at the opening of business on December 23, 2024. Our securities will be removed from listing and registration on Nasdaq following the filing of a Form 25-NSE with the SEC. Following the suspension of trading on Nasdaq, our units, ordinary shares, rights and warrants are currently traded on the OTC Pink Open Market under the symbols “ALSUF,” “ALSAF,” “ALSTF,” and “ALSWF,” respectively.

Stockholders of Record

As of December 31, 2024, 339,131 of our units were issued and outstanding held by 2 stockholders of record. Assuming all units have been separated into ordinary shares, rights and warrants, as of December 31, 2024, there were 11,830,000 ordinary shares issued and outstanding held by 3 stockholders of record, 11,490,869 of our rights issued and outstanding held by 1 stockholder of record, and 11,490,869 warrants issued and outstanding held by 1 stockholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of any of our securities whose securities are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our shares of ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to the completion of a business combination. The payment of any dividends subsequent to a business combination will be, subject to the laws of the Cayman Islands, within the discretion of our Board at such time. It is the present intention of our Board to retain all earnings, if any, for use in our business operations and, accordingly, our Board does not anticipate declaring any cash dividends in the foreseeable future. In addition, our Board is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to under the terms of such indebtedness.

Recent Sales of Unregistered Securities

None.

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

In connection with our initial public offering, we sold 11,500,000 units, generating gross proceeds of $115,000,000. Simultaneously with the closing of the initial public offering, pursuant to the Private Placement Units Purchase Agreement by and between the Company and our Sponsor, A-Star Management Corporation, the Company completed the private sale of an aggregate of 330,000 units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $3,300,000.

Transaction costs related to our initial public offering amounted to $5,669,696, consisting of $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees and $494,696 of other offering costs. A total of $115,000,000, comprised of $112,700,000 of the proceeds from the initial public offering (which amount includes up to $2,875,000 of the underwriter’s deferred discount) and $2,300,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account, established by VStock Transfer LLC, our transfer agent and maintained at Wilmington Trust, National Association, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination; (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 9 months from the closing of the initial public offering (or up to 21 months from the closing of the initial public offering if we extend the period of time to consummate a business combination), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity; and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination by June 15, 2025.

For the year ended December 31, 2024, net cash used in operating activities was nil. As of December 31, 2024, the Company had working capital deficit of $743,201.

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on March 11, 2021 which formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the initial public offering and the sale of the Private Units, our shares, debt or a combination of cash, shares and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2024 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying potential target companies and signing a Business Combination Agreement with XDATA in connection with the proposed Business Combination after the initial public offering. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the years ended December 31, 2024 and 2023, we had a net income of $1,344,563 and $4,924,098 which consisted of formation and operational costs of $913,909 and $435,287, interest income on marketable securities held in the trust account of $2,217,105 and $4,911,035, other income of $0 and $350, and unrealized gain on marketable securities held in trust account of $41,367 and $448,000, respectively. The formation and operational costs mainly consisted of administrative expenses to the sponsor and professional expense. The other income and unrealized gain on marketable securities consist with mainly tax-exempt interest income.

Liquidity and Capital Resources

On December 15, 2021, we consummated the initial public offering of 11,500,000 Units, generating gross proceeds of $115,000,000. Concurrently with the closing of the initial public offering, we consummated the sale of 330,000 Private Units to the Sponsor at a price of $10.00 per Private Unit generating gross proceeds of $3,300,000.

Following the initial public offering and the sale of the Private Units, a total of $115,000,000 was placed in the Trust Account. We incurred $5,669,696 in transaction costs, including $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees and $494,696 of other offering costs.

For the years ended December 31, 2024 and 2023, net cash used in operating activities was $(243,395) and $(235,925), which mainly consisted of net income of $1,344,563 and $4,924,098, interest earned in investments of $(2,258,472) and $(5,359,035) and, prepaid expense $11,000 and $(12,500), and due to Sponsor of $529,702 and $190,963. Net cash provided by investing activities was $92,737,281 and $21,997,189, which mainly consisted of $93,382,281 and $26,094,884 sales of investment in the marketable securities held in Trust Account in purpose to repay the redemption and net off with $(630,000) and $(4,112,695) monthly extension fund reinvestment. Net cash used in financing activities was $(92,493,886) and $(21,872,255) which mainly consisted of $(93,382,281) and $(26,094,884) cash withdrawn from the Trust Account to redeem public shares and net off with $888,395 and $4,222,629 drawdown from promissory notes and Sponsor loan.

As of December 31, 2024 and 2023, we had investments held in the Trust Account of $11,111,853 and $101,590,662. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024 and 2023, we had cash of $nil and $nil held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In order to complete a business combination, the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a business combination is not consummated.

The Company had issued the following promissory notes (collectively, the “Notes”):

On September 13, 2022, December 13, 2022. March 13, 2023 and September 20, 2023 the Company issued four promissory notes in the principal amount of up to $1,000,000, $1,300,000, $2,500,000 and $2,500,000 respectively, to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to the related amount to pay the extension fee and transaction cost. The Notes are repayable in full upon the date of the consummation of the Company’s initial business combination pursuant to the amendment of the Notes. The Notes have no conversion feature, no collateral and bear no interest.

On August 26, 2024, the Company entered into a loan agreement (the “Loan Agreement”), by and among the Company and Sponsor, pursuant to which the Sponsor agreed to loan an aggregate of US$1.5 million to the Company, to cover the Company’s certain transaction costs and extension fee (the “Loan”). The Loan will not accrue any interest. Pursuant to the Loan Agreement, the Loan shall be payable on the date on which the Company consummates its initial business combination.

On September 25, 2024, the Company entered into supplementary agreements with its Sponsor, pursuant to which the Sponsor agrees to waive the principal balance of the Notes and the Loan with a total amount of $6,245,961 and $746,270, respectively. After the waiver, as of December 31, 2024 and 2023, the balance of Notes payable to Sponsor was $140,000 and $5,755,961, respectively and, loan payable to Sponsor was $254,488 and $212,660, respectively.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates. We have identified the following critical accounting policies:

Warrants

The Company evaluates the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, both Public and Private Warrants are classified in stockholders’ equity as of December 31, 2024 and 2023.

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

The calculation of diluted net income (loss) per ordinary shares and related weighted average of the ordinary shares does not consider the effect of the warrants and rights issued in connection with the (i) initial public offering; and (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate, and the rights are exercisable to convert 1,690,000 shares of ordinary shares in the aggregate. As of December 31, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company other than above. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary shares for the periods presented.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our interim condensed financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2024, we were not subject to any market or interest rate risk. Following the completion of our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2024.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2024, relating to ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified in previously issued financial statements, such as the misclassification of the trust account balance and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively. We concluded that the failure to timely identify such accounting errors constituted a material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2024.

To respond to this material weakness, we have devoted and plan to continue to devote significant efforts and resources to the remediation and improvement of our internal control over financial reporting. While we have procedures in place to identify and comply with the applicable accounting requirements, we plan to enhance our system to evaluate and implement the complex accounting standards that are applicable to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished overtime, and we can offer no assurance that these initiatives will ultimately have the intended effects, or that any additional material weaknesses or of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act (as defined in Rules 13a-15(e) and 15- d-15(e) under the Securities Exchange Act of 1934, as amended), our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable details, accurately and fairly reflect the transactions and dispositions of the assets of our company;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making these assessments, management used the criteria as set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting as of December 31, 2024 was not effective.

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

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers And Corporate Governance

Our current directors and executive officers are as follow:

Name	Age	Title
Zhe Zhang	49	Chairman, Chief Executive Officer and Director
Guojian Chen	31	Chief Financial Officer and Director
Patrick Swint	56	Independent Director
Xiaofeng Zhou	42	Independent Director
Huei-Ching Huang	56	Independent Director

Zhe Zhang serves as our Chairman and Chief Executive Officer since April 2021. From August 2018 to February 2020, Mr. Zhang served as an independent director of TKK Symphony Acquisition Corporation. Since May 2013, Dr. Zhang has been a founding partner of SIFT Capital, an asset manager licensed by the Securities and Futures Commission (“SFC”) of Hong Kong and China Securities Regulatory Commission (“CSRC”). Since February 2019, Dr. Zhang has also been the CEO of Still Waters Green Technology Limited, an asset management company based in London, specializing in the development and management of renewable energy and power generation assets. Prior to that, from January 2000 to April 2013, he was an executive director at Goldman Sachs Beijing, where he was a member of the Supervisory Board of Goldman’s Beijing Office and led multiple overseas acquisitions by Chinese state-owned enterprises and listed companies. He is experienced with fund formation, equity investment and portfolio management. Before entering the private sector, Dr. Zhang had spent 14 years with MOFCOM including as a diplomat stationed in Europe. He is licensed as a Responsible Officer for Asset Management under the SFC of Hong Kong, as well as licensed to practice as a professional for securities, futures and fund management respectively in China. Dr. Zhang holds a Ph.D. degree from China University of International Business and Economics, Master degrees from both Peking University (LL.M.) and Oxford University (Magister Juris), and a Bachelor degree from Shanghai Institute of Foreign Trade (B.A.). He currently sits on the board of China Oxford Scholarship Fund and is involved in the process for scholarship awardee selection every year.

Guojian Chen serves as our Chief Financial Officer and director since March 2021. Mr. Chen serves as an independent director of Venus Acquisition Corporation since February 2021. Mr. Chen serves as the secretary of the board of directors of Beijing ChinaReel Art Exchange Inc., a leading copyright operator focusing on high-quality video content, since May 2020, where he is in charge of investor relations and corporate finance matters for the company. Mr. Chen served as a director of Beijing Zhongqixinhe Enterprise Management Consulting Co., Ltd., a financial advisory firm with focuses on financial, real estate and TMT industry from May 2019 to May 2020. Mr. Chen served as an analyst of Zhongrong Huitong Investment Fund Management (Zhuhai) Co., Ltd. from July 2018 to May 2019. Mr. Chen received his Bachelor of Management degree from Renmin University of China in 2015, and Master of Finance from the University of Chinese Academy of Sciences in June 2018.

Xiaofeng Zhou serves as an independent director of our Company since December 2021. Ms. Zhou serves as the managing director and founder of Hainan Genyuan Investment Corp. since October 2020. From September 2019 to October 2020, Ms. Zhou served as the senior strategic consultant for Nanjing Travel Group. Prior to that, from September 2006 to September 2019, Ms. Zhou served as the director, vice president and secretary of the board of directors for Tempus International Commercial Services Corp., a company listed on The Stock Exchange of Hong Kong Limited and Shenzhen Stock Exchange . Ms. Zhou received her LL.B. degree from Shenzhen University in 2004.

Patrick Swint serves as an independent director of our Company since October 2022. Major Patrick J. Swint has served as a board member at Roberts & Ryan, a Service Disabled Veteran Owned Broker Dealer (SDVO) based in New York City, since December 2020. He founded and served as the CEO of Knightsbridge Ventures in August 2017, a Registered Investment Advisor to syndicate capital from U.S. accredited investors to co-invest in European private equity and real estate with European family offices. Mr. Swint is the founder and current CEO of Salsa Properties LLC, a property development and real estate portfolio management company with over 20-year history. Mr. Swint has previously worked for Drexel Hamilton and Academy Securities, the top New York City SDVO Broker Dealers, in investment banking, specifically capital raising, merger and acquisition. He performed an internship in International Treasury with FMC corporation in Philadelphia whilst studying for his FINRA series 7 and 79 examinations in the Wall Street War Fighters Program in Philadelphia in 2012. He has retired from a successful civilian career in orthopedic surgery for 12 years. Major Swint has retired from a military career spanning for 21 years during which he served as a medic in the US Army Special Forces, as a detachment medic for a counter-drug Special Operations Detachment, and as an orthopedic surgery consultant in the US Air Force. Major Swint was recognized for his career of military service by a Resolution of the Texas Senate in 2011 and was awarded an Admiral’s Commission in the Texas Navy in 2014 (Texas’ highest civilian award) by the then Governor of Texas Rick Perry. Mr. Swint received a Bachelor of Arts degree from the University of Texas at Austin in Political Science/Latin American Studies in 1993, a Bachelor of Science degree of Physician Assistant Studies from the UT Health Sciences Center San Antonio in 1996, a Medical Degree (MS) from the University of Nebraska Medical Center (Summa Cum Laude) in 1999 and an MBA from the University of Chicago Booth School of Business in Private Equity Finance in 2016. He has passed the FINRA Series 7, 63, 65 and 79 examinations. He is a member of the Urban Land Institute (ULI) and a member of the UK Chartered Institute for Securities and Investments (CISI). Mr. Swint was granted the City of London Freedom in 2016. Mr. Swint is currently a freeman of the City of London International Bankers Livery Company, a freeman of the City of London Guild of Investment Managers, a freeman of the Society of Apothecaries Livery, and a founding freeman of the City of London Guild of Entrepreneurs. He is an active member in London of the Royal Automobile Club, the Royal Air Force Club, the City Livery Club and the Special Forces Club. Mr. Swint is a life member of the University of Texas Alumni Association and the US Army Special Forces Association. Mr. Swint recently founded the Excalibur Foundation to support the transition of severely disabled special operations veterans in the United Kingdom into finance and entrepreneurial roles.

Huei-Ching (Tina) Huang serves as an independent director since December 2021. Ms. Huang founded and has served as director of AGC Capital Securities Pty Ltd since April 2014. AGC Capital is a financial advisory service company based in Sydney and licensed in Australia. Ms. Huang leads AGC Capital’s operation in Australia and Asia Pacific, primarily focusing on initial public offerings, funds management, corporate finance, mergers and acquisitions and direct investments. From February 2021 to Present, Ms. Huang also serve as a director of Wall St. Trust Limited based in Hong Kong, which is a licensed entity of SFC. Prior to AGC Capital, from February 2012 to May 2013, Ms. Huang worked for KPMG as a director of Information Risk Management. Ms. Huang received her LLB degree from the School of Law of Soochow University in June 1992. We believe Ms. Huang is well-qualified to serve as a member of the Board because of her financial experiences in capital markets.

Our officers are elected and served at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices as set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the Board.

Each of our directors holds office for a term of one-year. Subject to any other special rights applicable to the shareholders, any vacancies on our Board may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our Board or by a majority of the holders of our founder shares.

Director Independence

The NASDAQ listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We currently have three “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules prior to completion of our initial public offering. Our board has determined that each of Ms. Xiaofeng Zhou, Mr. Patrick Swint and Ms. Huei-Ching (Tina) Huang are independent directors under applicable SEC and NASDAQ rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board

Our Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating Committee. Each committee will operate under a charter that has been approved by our Board. Subject to phase-in rules and a limited exception, NASDAQ rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NASDAQ rules require that the compensation committee of a listed company be comprised solely of independent directors.

The members of our Audit Committee are Ms. Xiaofeng Zhou, Mr. Patrick Swint and Ms. Huei-Ching (Tina) Huang. Ms. Huang serves as a chairman of the Audit Committee. Each member of the Audit Committee is financially literated and our Board has determined that Ms. Huang qualifies as an “audit committee financial expert” as defined in the applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

● the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

● pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

● reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

● setting clear hiring policies for employees or former employees of the independent auditors;

● setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

● obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

● reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

● reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

The members of our Compensation Committee are Ms. Xiaofeng Zhou, Mr. Patrick Swint and Ms. Huei-Ching (Tina) Huang. Ms. Zhou serves as a chairman of the Compensation Committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

● reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

● reviewing and approving the compensation of all of our other officers;

● reviewing our executive compensation policies and plans;

● implementing and administering our incentive compensation equity-based remuneration plans;

● assisting management in complying with our proxy statement and annual report disclosure requirements;

● approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

● producing a report on executive compensation to be included in our annual proxy statement; and

● reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The members of our Nominating Committee are Ms. Xiaofeng Zhou, Mr. Patrick Swint and Ms. Huei-Ching (Tina) Huang. Ms. Huang serves as a chairman of the Nomination Committee.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. We have adopted a charter for the nominating committee which details the principal functions of the committee. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others. The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated:

● should have demonstrated notable or significant achievements in business, education or public service;

● should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

● should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics can be found as an exhibit to this Annual Report and will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Trading Policies

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”). A copy of the Insider Trading Policy is attached hereto as Exhibit 19.1 and is incorporated herein by reference.

Clawback Policy

We have adopted an executive compensation clawback policy (the “Clawback Policy”), effective from December 1, 2023, in order to comply with the final clawback rules adopted by the SEC under Rule 10D-1 under the Exchange Act, and the listing standards, as set forth in the Nasdaq rules. A copy of the Clawback Policy is attached hereto as Exhibit 97.1 to this Annual Report on Form 10-K.

In the event we are required to prepare an accounting restatement due to material noncompliance with any financial reporting requirements under U.S. securities laws or otherwise erroneous data or if we determine there has been a significant misconduct that causes material financial, operational or reputational harm, we shall be entitled to recover a portion or all of any incentive-based compensation, if any, provided to certain executives who, during a three-year period preceding the date on which an accounting restatement is required, received incentive compensation based on the erroneous financial data that exceeds the amount of incentive-based compensation the executive would have received based on the restatement.

Item 11. Executive Compensation

No executive officer has received any cash compensation for services rendered to us during the year ended December 31, 2024.

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

As of the date of this Annual Report, we do not have any equity incentive plans under which to grant awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of ordinary shares as of February 8, 2025 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of ordinary shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect beneficial ownership of the warrants and rights included in the units offered in our initial public offering or purchased by our Sponsor in connection with our initial public offering as these warrants are not exercisable and these rights are not convertible within 60 days of the date of this Annual Report on Form 10-K.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(3)	Approximate Percentage of Outstanding Shares(3)
A-Star Management Corporation(2)	3,205,000	99.3%
Zhe Zhang(2)	3,205,000	99.3%
Guojian Chen(4)	-	-
Patrick Swint(4)	-	-
Xiaofeng Zhou(4)	-	-
Huei-Ching Huang(4)	-	-
All directors and officers as a group (5 individuals)	3,205,000	99.3%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is 100 Church Street, 8th Floor, New York, NY 10007.

(2)	Represents 2,875,000 founder ordinary shares and 330,000 private placement ordinary shares held by A-Star Management Corporation, our Sponsor. Mr. Zhe Zhang, our Chairman and Chief Executive Officer, is the sole director of our Sponsor, have voting and dispositive power of the ordinary shares. The address for our sponsor is Craigmuir Chambers, PO Box 71, Road Town, Tortola, VG 1110 British Virgin Islands.

(3)	Based upon 3,227,664 ordinary shares outstanding. Includes the 330,000 private placement units (and the component parts) purchased by our Sponsor simultaneously with the consummation of our initial public offering.

(4)	Such individual does not beneficially own any of our ordinary shares. However, such individual has a pecuniary interest in our ordinary shares through his ownership of shares of our sponsor.

Our founders beneficially own approximately 99.3% of the issued and outstanding ordinary shares, as of the date of this Annual Report. Because of the ownership block held by our founders, officers and directors, such individuals may be able to effectively exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

Our Sponsor, officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

We are not aware of any arrangement that may, at a subsequent date, result in a change of control of our Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2024, our directors, executive officers, and ten percent stockholders complied with all the Section 16(a) filing requirements.

Item 13. Certain Relationships, and Related Transactions and Director Independence

Certain Relationships and Related Transactions

On April 6, 2021, our Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.01 per share. Our Sponsor owns approximately 78.0% of our issued and outstanding ordinary shares as of December 31, 2024.

Our Sponsor purchased an aggregate of 330,000 private placement units at a price of $10.00 per unit in a private placement that was completed concurrently with the closing of our initial public offering. Each unit consists of one private placement share, one private placement warrant and one private placement right. Each private placement warrant entitles the holder upon exercise to purchase one-half of one ordinary share at a price of $11.50 per whole share, subject to adjustment as provided herein. Each private placement right will be converted to one seventh (1/7) of one ordinary shares upon the completion of its initial business combination. The private placement units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

In connection with the completion of our initial public offering, we entered into an Administrative Services Agreement with our Sponsor pursuant to which we will pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our Audit Committee will review on a quarterly basis on all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our Sponsor has agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. As of the date of closing our initial public offering, we had borrowed $300,000 under the promissory note with our sponsor. These loans are non-interest bearing, unsecured and were originally due and payable in connection with our initial public offering (December 15, 2021). The loan repaid as $300,000 allotted to the payment of offering expense.

The Company had issued the following promissory notes (collectively, the “Notes”):

On September 13, 2022, December 13, 2022, March 13, 2023 and September 20, 2023, the Company issued four promissory notes in the principal amount of up to $1,000,000, $1,300,000, $2,500,000 and $2,500,000 respectively, to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to the related amount to pay the extension fee and transaction cost. The Notes are repayable in full upon the date of the consummation of the Company’s initial business combination pursuant to the amendment of the Notes. The Notes have no conversion feature, no collateral and bear no interest.

On August 26, 2024, the Company entered into a loan agreement (the “Loan Agreement”), by and among the Company and Sponsor, pursuant to which the Sponsor agreed to loan an aggregate of US$1.5 million to the Company, to cover the Company’s certain transaction costs and extension fee (the “Loan”). The Loan will not accrue any interest. Pursuant to the Loan Agreement, the Loan shall be payable on the date on which the Company consummates its initial business combination.

On September 25, 2024, the Company entered into supplementary agreements with its Sponsor, pursuant to which the Sponsor agrees to waive the principal balance of the Notes and the Loan with a total amount of $6,245,961 and $746,270, respectively. After the waiver, as of December 31, 2024 and 2023, the balance of Notes payable to Sponsor was $140,000 and $5,755,961, respectively and, loan payable to Sponsor was $254,488 and $212,660, respectively.

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

Director Independence

The NASDAQ listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We currently have three “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules prior to the completion of our initial public offering. Our board has determined that each of Ms. Xiaofeng Zhou, Mr. Patrick Swint and Ms. Huei-Ching (Tina) Huang are independent directors under applicable SEC and NASDAQ rules.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to UHY LLP, or UHY, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with the regulatory filings. The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K and Form S-1 for the respective periods and other required filings with the SEC for the year ended December 31, 2024 is $194,226 in total. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulations and consultations concerning financial accounting and reporting standards. We did not pay UHY for consultations concerning financial accounting and reporting standards for the year ended December 31, 2024.

Tax Fees. We did not pay UHY for tax planning and tax advice for the year ended December 31, 2024.

All Other Fees. We did not pay UHY for other services for the year ended December 31, 2024.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our initial public offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	The Financial statements listed on the Financial Statements Table of Contents:

(2)	Financial Statement Schedules:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alpha Star Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alpha Star Acquisition Corporation and its subsidiary (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, it incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company’s cash and working capital as of December 31, 2024 are not sufficient to complete its planned activities for one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

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

Irvine, California

February 24, 2025

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Prepaid expense	$1,500	$12,500
Marketable securities held in trust account – current	10,819,317	-
Total current assets	10,820,817	12,500
Noncurrent assets:
Marketable securities held in trust account	292,536	101,590,662
Total noncurrent assets	292,536	101,590,662
Total assets	$11,113,353	$101,603,162

Liabilities and stockholders’ deficit
Current liabilities:
Accrued expenses and other liability	$350,213	$220,401
Promissory notes and loan payable to Sponsor	394,488	5,755,961
Due to Sponsor	-	212,660
Redemption liability	10,819,317	-
Total current liabilities	11,564,018	6,189,022
Noncurrent liabilities:
Deferred underwriting commissions	2,875,000	2,875,000
Total noncurrent liabilities	2,875,000	2,875,000
Total liabilities	14,439,018	9,064,022

Commitment and contingencies (Note 6)

Ordinary shares subject to possible redemption, 22,664 and 9,063,503 shares at redemption value of $12.91 and $11.21 per share at December 31, 2024 and 2023, respectively	292,536	101,605,662

Stockholders’ deficit:
Ordinary shares, par value $0.001, authorized 50,000,000 shares; 3,205,000 and 3,205,000 shares issued and outstanding at December 31, 2024 and 2023, respectively, excluding 22,664 and 9,063,503 shares subject to possible redemption	3,205	3,205
Additional paid-in capital	6,760,441	-
Accumulated deficit	(10,381,847)	(9,069,727)
Total stockholders’ deficit	(3,618,201)	(9,066,522)

Total liabilities and stockholders’ deficit	$11,113,353	$101,603,162

The accompanying notes are an integral part of the consolidated financial statements.

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2024	For the Year ended December 31, 2023
Operating expenses:
Formation and operational costs	$913,909	$435,287
Loss from operations	(913,909)	(435,287)

Other income:
Interest and dividends earned in trust account	2,258,472	5,359,035
Other income	-	350
Total other income	2,258,472	5,359,385

Income before income taxes	1,344,563	4,924,098

Income tax expense	-	-
Net income	$1,344,563	$4,924,098

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	3,542,643	10,411,921
Redeemable ordinary shares, basic and diluted net income per share	$0.59	$0.58

Non-redeemable ordinary shares, basic and diluted	3,205,000	3,205,000
Non-redeemable ordinary shares, basic and diluted net loss per share	$(0.23)	$(0.33)

The accompanying notes are an integral part of the consolidated financial statements.

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2024 and 2023

	Ordinary Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2024	3,205,000	$3,205	$-	$(9,069,727)	$(9,066,522)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)	-	-	(126,789)	(2,131,683)	(2,258,472)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	(105,000)	(525,000)	(630,000)
Debt forgiveness from sponsor			6,992,230		6,992,230
Net income	-	-	-	1,344,563	1,344,563
Balance at December 31, 2024	3,205,000	$3,205	$6,760,441	$(10,381,847)	$(3,618,201)

	Ordinary Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2023	3,205,000	$3,205	$-	$(4,522,095)	$(4,518,890)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)	-	-	-	(5,359,035)	(5,359,035)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(4,112,695)	(4,112,695)
Net income	-	-	-	4,924,098	4,924,098
Balance at December 31, 2023	3,205,000	$3,205	$-	$(9,069,727)	$(9,066,522)

The accompanying notes are an integral part of the consolidated financial statements.

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2024	For the Year ended December 31, 2023
Cash flows from operating activities:
Net income	$1,344,563	$4,924,098

Net changes in operating assets & liabilities:
Prepaid expenses	11,000	(12,500)
Interest and dividends earned in trust account	(2,258,472)	(5,359,035)
Due to Sponsor	529,702	190,963
Accrued expenses and other liability	129,812	20,549
Net cash used in operating activities	(243,395)	(235,925)

Cash flows from investing activities:
Investment of cash in Trust Account	(630,000)	(4,112,695)
Proceeds from sales of marketable securities held in Trust Account to redeem public shares	93,382,281	26,094,884
Proceeds from sales of marketable securities held in Trust Account for Trust account service fee	-	15,000
Cash deposit to Trust Account for overdraft of Trust Account service fee	(15,000)	-
Net cash provided by investing activities	92,737,281	21,997,189

Cash flows from financing activities:
Proceeds of Promissory Notes and Sponsor Loan	888,395	4,222,629
Redemption of Public Shares	(93,382,281)	(26,094,884)
Net cash used in financing activities	(92,493,886)	(21,872,255)

Net decrease in cash in escrow	-	(110,991)
Cash in escrow at beginning of period	-	110,991
Cash in escrow at end of period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
subsequent measurement of ordinary shares subject to redemption (interest earned on trust account and extension deposits)	$2,888,472	$9,471,730
Debt forgiveness by Sponsor	$6,992,230	$-
Redemption liabilities accrued for ordinary shares rendered for redemption	$10,819,317	$-

The accompanying notes are an integral part of the consolidated financial statements.

ALPHA STAR ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Shareholders Meetings

On July 13, 2023, the Company held an Annual General Meeting, where shareholders approved to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a business combination to March 15, 2024 (27 months from the consummation of the IPO). In connection with the extension vote on the Annual General Meeting, 2,436,497 public shares were rendered for redemption. The total redemption payment is $26,094,883 and all distributed during July and August 2023.

On January 10, 2024, the Company held an Extraordinary General Meeting, where shareholders approved the amendments of the Company’s Amended and Restated Memorandum and Articles of Association to (i) extend the date by which the Company must consummate a business combination to September 15, 2024 (33 months from the consummation of the IPO); (ii) allow the Company to undertake an initial business combination with an entity or business (“Target Business”), with a physical presence, operation, or other significant ties to China (a “China-based Target”) or which may subject the post-business combination business or entity to the laws, regulations and policies of China (including Hong Kong and Macao), or an entity or business that conducts operations in China through variable interest entities, or VIEs, pursuant to a series of contractual arrangements (“VIE Agreements”) with the VIE and its shareholders on one side, and a China-based subsidiary of the China-based Target (the “WFOE”), on the other side (the “Target Limitation Amendment Proposal”); and (iii) eliminate the limitation that the Company shall not redeem its public shares to the extent that such redemption would result in the ordinary shares, or the securities of any entity that succeeds the Company as a public company, becoming “penny stock” (as defined in accordance with Rule 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), or cause the Company to not meet any greater net tangible asset or cash requirement which may be contained in the agreement relating to a Business Combination (the “Redemption Limitation Amendment Proposal”).

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

On December 27, 2024, the Company held an Extraordinary General Meeting of its shareholders. At the Extraordinary General Meeting, the shareholders approved certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a business combination to June 15, 2025. In connection with the shareholders meeting to vote for such extension, the public shares are entitled to exercise the redemption right and 880,335 public shares tendered for redemption. The total redemption payment is $10,819,317 and was distributed in January 2025.

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

On September 21, 2024, the Company, PubCo and XDATA entered into an Expense Settlement Agreement, pursuant to which, XDATA agreed to bear and cover the cost in relation to Pubco’s business operating cost starting from September 1, 2024. PubCo and the Company agreed that XDATA will assume financial responsibility for such expenses as detailed in expense reports or invoices provided by third parties or directly incurred by PubCo. As a result of the Expense Settlement Agreement, the Company recognized an other income against the liabilities the Company would otherwise assume for PubCo during the period from September 4, 2024 (Inception) to September 30, 2024, which was offset with PubCo’s expenses. As of December 31, 2024, PubCo received invoices amounting to $42,326 which was paid by XDATA.

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

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard, Transfer of Listing

On December 16, 2024, the Company was notified by Nasdaq of its upcoming delisting due to the failure to complete its initial business combination by December 13, 2024. Trading ceased on December 23, 2024, and a Form 25-NSE will be filed by Nasdaq to the SEC. The Company will not appeal the delisting and its ordinary shares, units, rights and warrants are currently traded on the OTC Pink Open Market. Despite this, the planned business combination with OU XDATA GROUP remains on track, with intentions to apply for Nasdaq listing post-merger.

Liquidity and Going Concern

As of December 31, 2024 and 2023, the Company had no cash balance in the escrow account and had a working capital deficit of $743,201 and $6,191,522, including an over-draft of nil and $15,000 from the Trust Account, respectively.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company related party loans up to $1,500,000. On August 26, 2024, the Company entered into a Loan Agreement with the Sponsor, pursuant to which the Company may borrow up to $1,500,000 from the Sponsor for costs reasonably related to the Company’s transaction cost and extension fee. (See Note 5)

On September 13, 2022, December 31, 2022, March 13, 2023, and September 20, 2023 the Company issued four promissory notes (collectively, the “Notes”) in the principal amount of up to $1,000,000, $1,300,000, $2,500,000, and $2,500,000 to the Sponsor, respectively, pursuant to which the Sponsor shall loan to the Company up to the corresponding principal to pay the extension fee and transaction cost. See Note 5 for further information.

On September 25, 2024, the Company entered into supplementary agreements with its Sponsor, pursuant to which the Sponsor agrees to waive the principal balance of the Notes and related party loan with a total amount of $6,245,961 and $746,270, respectively. (See Note 5)

If the Company underestimates the costs of identifying a target business, undertaking due diligence and negotiating a Business Combination or the actual amount necessary is higher, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company has become obligated to redeem a significant number of its Public Shares upon completion of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. In addition, the Company has until June 15, 2025 (the “Liquidation Date”) to consummate a business combination.

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

Management believes that, as of December 31, 2024, the Company had insufficient working capital to cover its short-term operating needs. The Company had no revenue before the Business Combination. It incurred and expects to continue to incur significant professional costs to remain a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company’s cash and working capital as of December 31, 2024 were not sufficient to complete its planned activities for the upcoming year. These factors raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statement is issued.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statement of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and PubCo, its wholly owned subsidiary newly established on September 4, 2024. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash in Escrow

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash held in escrow and did not have any cash equivalents as of December 31, 2024 and 2023, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2024 and 2023, the Company does not have a cash account in any financial institutions, respectively.

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned and unrealized gain on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $11,111,853 and $101,590,662 of marketable securities held in the Trust Account as of December 31, 2024 and 2023, respectively.

During the years ended December 31, 2024 and 2023, interest earned from the Trust Account amounted to $2,258,472 and $5,359,035, of which $2,217,105 and $4,911,035 were reinvested in the Trust Account, respectively. $41,367 and $448,000 were recognized as unrealized gain on investments held in the Trust Account during the years ended December 31, 2024 and 2023, respectively.

During the years ended December 31, 2024 and 2023, 9,040,839 and 2,436,497 shares held by public shareholders were redeemed, and the Company paid $93,382,281 and $26,094,884 cash out of the Trust Account for the redemption, respectively. As of December 31, 2024 and 2023, the Company had $10,819,317 and nil payable as redemption liabilities, respectively. The $10,819,317 redemption liability was subsequently paid on January 16, 2025, and was recorded under current liabilities as of December 31, 2024. In accordance with ASC 210-10-45-4, the marketable securities held in Trust Account of the corresponding amount was also classified under current assets as of December 31, 2024, since the amount was used to offset maturing redemption liability that has properly been set up as current liabilities.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit if additional paid in capital equals to zero. The interest earned by the marketable security held in trust, and the extension fee invested into the marketable security held in trust, were also recognized in redemption value against additional paid-in capital and accumulated deficit immediately. Changes in redemption value have been charged to additional paid-in capital since October 2024, when a sufficient balance became available due to the Sponsor's debt forgiveness in September 2024. The debt forgiveness was accounted for as a capital transaction and recognized in additional paid-in capital. The proceeds on the deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) will be used to fund the redemption of the public shares.

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

The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants and rights issued in connection with the (i) Initial Public Offering, (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events, and (iii) the effect of the rights to receive 1,690,000 shares. The warrants are exercisable to purchase 5,915,000 ordinary shares in the aggregate. As of December 31, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the statements of operations is based on the following :

	For the Year ended December 31, 2024	For the Year ended December 31, 2023
Net income	$1,344,563	$4,924,098
Remeasurement to redemption value – interest income earned	(2,258,472)	(5,359,035)
Remeasurement to redemption value – extension fee	(630,000)	(4,112,695)
Net loss including accretion of temporary equity to redemption value	$(1,543,909)	$(4,547,632)

	For the Year ended December 31, 2024		For the Year ended December 31, 2023
	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares
Basic and Diluted net income per share:
Numerators:
Allocation of net losses	$(733,327)	$(810,582)	$(1,070,371)	$(3,477,261)
Accretion of extension fee	—	630,000	—	4,112,695
Accretion of temporary equity- interest income earned	—	2,258,472	—	5,359,035
Allocation of net (loss) income	$(733,327)	$2,077,890	$(1,070,371)	$5,994,469
Denominators:
Weighted-average shares outstanding	3,205,000	3,542,643	3,205,000	10,411,921
Basic and diluted net (loss) income per share	$(0.23)	$0.59	$(0.33)	$0.58

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

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provision of the Inflation Reduction Act (the IRA) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes a parent or affiliate to the Company, the Company may become a “covered corporation” as a listed Company in Nasdaq. On July 13, 2023, January 10, 2024, and July 12, 2024, 2,436,497, 3,319,923, and 4,840,581 public shares were rendered for redemption in connection with an extension vote, respectively (see Note 1). The management team has evaluated the IRA as of December 31, 2024, and does not accrue any excise tax related to the redemption as the Company believes it is not a “covered corporation” under Internal Revenue Code Section 4501. The management team will continue to evaluate its impact.

The provision for income taxes was deemed to be immaterial for the years ended December 31, 2024 and 2023.

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

The 2,875,000 founder shares (the “Founder Shares”) included an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Proposed Offering. On December 15, 2021, the underwriters exercised the over-allotment option in full, so there are no Founder Shares subject to forfeiture as of December 31, 2024 and 2023.

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on December 13, 2021, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. As of December 31, 2024 and 2023, the balance of administrative service fees was $321,129 and $201,129, respectively which remained unpaid and included in accrued expenses and other liability.

Promissory Note — Sponsor

The Company had issued the following promissory notes (collectively, the “Notes”):

On September 13, 2022, December 13, 2022, March 13, 2023, and September 20, 2023 the Company issued four promissory notes in the principal amount of up to $1,000,000, $1,300,000, $2,500,000, and $2,500,000, respectively, to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to the related amount to pay the extension fee and transaction cost. The Notes are repayable in full upon the date of the consummation of the Company’s initial business combination pursuant to the Notes and related amendments. The Notes have no conversion feature, no collateral and bear no interest.

During the year ended December 31, 2024, the Company drew down $630,000 from the Notes to pay the extension contribution of $70,000 each month from January to June 2024, and $35,000 each month from July to December 2024, respectively. The full amounts were deposited into the Trust Account immediately.

On September 25, 2024, the Company entered into an agreement with its Sponsor, pursuant to which the Sponsor agrees to waive the principal balance of the Notes with a total amount of $6,245,961.

After the waiver, the balance of the Notes was $140,000 and $5,755,961 as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the remaining balance available under the Notes was $914,039.

Loan Agreement with Sponsor

On August 26, 2024, the Company entered into a Loan Agreement with the Sponsor, pursuant to which the Sponsor shall loan to the Company up to $1,500,000 to pay the extension fee and transaction cost. The loan bears no interest and are repayable in full upon the date of the consummation of the Company’s initial business combination.

The drawdown of the loan includes the balance of due to the Sponsor for operating expenses paid by the Sponsor on behalf of the Company prior to the Loan Agreement.

On September 25, 2024, the Company entered into an agreement with its Sponsor, pursuant to which the Sponsor agrees to waive the principal balance of the loan with a total amount of $746,270.

After the waiver, as of December 31, 2024, the balance of loan payable to Sponsor was $254,488 and the remaining balance available under the Sponsor loan was $499,243.

Due to Sponsor

As describe above in “Loan Agreement with Sponsor”, the balance of due to Sponsor prior to the Loan Agreement was deemed a drawdown under the Loan Agreement, which was then waived by the Sponsor on September 25, 2024.

After the waiver, as of December 31, 2024 and 2023, the Company had a balance of due to Sponsor of nil and $212,660, respectively, representing the amount of operating expenses paid by the Sponsor on behalf of the Company which was deemed a drawdown under the Loan agreement after August 26, 2024 and recorded under loan payable to Sponsor thereafter.

The waiver of the Sponsor liabilities was accounted as a debt extinguishment in accordance to ASC470-50-40-2, and the waived balance of $6,992,231 is recognized in additional paid-in capital, as the extinguishment transactions between related parties were deemed to be capital transactions.

Note 6 – Commitments and Contingencies

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements. The management will continuously evaluate the effect of these events on the Company.

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

The underwriters are entitled to a deferred underwriting commission of 2.5% of the gross proceeds of the IPO, or $2,875,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The Company has deferred underwriting commissions of $2,875,000 and $2,875,000 as of December 31, 2024 and 2023, respectively.

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

Contingencies and Dismissal of the Then-Legal Counsel

The Company may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. As of December 31, 2024 and 2023, there were no legal or administrative proceedings for which a loss was probable and expected to be material to the consolidated financial statements.

On February 5, 2024, the management and the Sponsor determined to dismiss the Company’s then-legal counsel and also terminated its services of maintaining and managing the escrow account. The former legal counsel alleged that there was an approximate $200,000 balance due with the Sponsor and disputed legal fee due from the Company. On May 23, 2024, the Sponsor and the Company entered into an indemnity agreement that contractually indemnifies, holds harmless, and exonerates the Company from any potential litigation or related proceedings arising from the service termination with the former legal counsel. The Company does not believe that either the above Sponsor balance due to the former legal counsel or the disputed legal fee would have a material impact on the Company’s consolidated financial statements.

Note 7 – Stockholders’ Deficit

Ordinary Shares

The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. As of December 31, 2024 and 2023, there were 3,205,000 ordinary shares issued and outstanding, excluding 22,664 and 9,063,503 shares subject to possible redemption.

Public Warrants

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a price of $10.00 per Unit for a total of $115,000,000. The total amount of ordinary shares subject to possible redemption is 11,500,000. Each Unit consists of one ordinary share, one right to acquire one-seventh (1/7) of an ordinary share, and one redeemable warrant (“Public Warrant”) to purchase one-half of one ordinary share at a price of $11.50 per share, subject to adjustment. As of December 31, 2024 and 2023, the Company had 11,500,000 and 11,500,000 public warrants outstanding, respectively.

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

Private warrants

The private warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in this offering. As of December 31, 2024 and 2023, the Company had 330,000 private warrants outstanding, respectively.

Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/7 of a share of ordinary shares upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/7 of a share underlying each right upon consummation of the business combination. As of December 31, 2024 and 2023, no rights had been converted into shares.

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

At December 31, 2024 and 2023, assets held in the Trust Account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

As of December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$11,111,853	$-	$-

As of December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$101,590,662	$-	$-

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the consolidated financial statements were issued. Based upon the review, the Company did not identify other subsequent events that would have required adjustment or disclosure in the financial statement, except for the following:

Subsequent drawdown of the Sponsor loan and the promissory note

Subsequent to December 31, 2024, in addition to the monthly admin service fee charged by the Sponsor which is recorded under the “Accrued expenses and other liability”, the Sponsor paid a total of $122,321 operating expenses on behalf of the Company, which was deemed to be a drawdown under the Loan Agreement.

In January and February 2025, the Sponsor deposited $35,000 into the Trust account for its monthly extension fee respectively, which was deemed a drawdown of the promissory note.

On January 16, 2025, the total redemption amount of $10,819,317 was distributed and the 880,335 redeemed shares were canceled on the same date.

(3)	Exhibits:

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
2.1	Business Combination Agreement dated September 12, 2024, by and among the Company, OU XDATA GROUP and Roman Eloshvili (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 13, 2024).
2.2*	Supplemental Agreement, dated as of December 15, 2024, by and between the Company, OU XDATA GROUP, Roman Eloshvili and Xdata Group.
3.1*	Amended and Restated Memorandum and Articles of Association adopted by special resolution on July 13, 2023.
3.2	Amended and Restated Memorandum and Articles of Association of Alpha Star Acquisition Corporation amended by special resolutions on January 10, 2024, July 12, 2024 and December 27, 2024, respectively (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 12, 2024, July 15, 2024 and December 27, 2024).
4.1	Form of Specimen Alpha Star Unit Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 filed on June 29, 2021).
4.2	Form of Specimen Alpha Star Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 filed on June 29, 2021).
4.3	Form of Specimen Alpha Star Warrant Certificate (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1 filed on June 29, 2021).
4.4	Form of Specimen Alpha Star Right Certificate (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1 filed on June 29, 2021).
4.5	Description of Registrant’s Securities (incorporated herein by reference to Exhibit 4.2 to our Annual Report on Form 10-K filed on July 3, 2024).
10.1	Promissory note dated September 13, 2022 (incorporated herein by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on July 3, 2024).
10.2	Promissory note dated December 13, 2022 (incorporated herein by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on July 3, 2024).
10.3	Promissory note dated March 13, 2023 (incorporated herein by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed on July 3, 2024).
10.4	Loan Agreement dated August 26, 2024, by and between the Company and A-Star Management Corporation (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 3, 2024).
10.5	Form of Sponsor Voting and Support Agreement, to be entered by and among the Company, Xdata Group and A-Star Management Corporation (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 13, 2024).
10.6	Form of Sponsor Lock-Up Agreement,to be entered by and between Xdata Group and A-Star Management Corporation (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 13, 2024).
10.7	Form of XDATA Shareholder Lock-Up and Support Agreement, to be entered by and among the Company, Xdata Group and certain shareholders of OU XDATA GROUP (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 13, 2024).
10.8	Form of Amended and Restated Registration Rights Agreement, to be entered by and among the Company, Xdata Group and A-Star Management Corporation (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 13, 2024).
14.1	Code of Ethics (incorporated by reference to Exhibit 14 to our Registration Statement on Form S-1 filed on June 29, 2021).
19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1*	Clawback Policy.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Schema Document.
101.CAL*	Inline XBRL Calculation Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
101.LAB*	Inline XBRL Label Linkbase Document.
101.PRE*	Inline XBRL Presentation Linkbase Document.
104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

ITEM 16. Form 10-K Summary

None.

53

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 24, 2025.

ALPHA STAR ACQUISITION CORPORATION

By:	/s/ Zhe Zhang
Zhe Zhang
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Zhe Zhang	Chairman of the Board, Chief Executive Officer
Zhe Zhang	(Principal Executive Officer)	February 24, 2025

/s/ Guojian Chen	Chief Financial Officer
Guojian Chen	(Principal Financial and Accounting Officer)	February 24, 2025

/s/ Patrick Swint	Director
Patrick Swint		February 24, 2025

/s/ Xiaofeng Zhou	Director
Xiaofeng Zhou		February 24, 2025

/s/ Huei-Ching Huang	Director
Huei-Ching Huang		February 24, 2025

54