Form 10-Q
period 2025-03-31
Alpha Star Acquisition Corp
filed 2025-05-14
CIK 1865111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, one redeemable warrant, and one right	ALSUF	OTC Markets Group Inc
Ordinary Shares, $0.001 par value	ALSAF	OTC Markets Group Inc
Redeemable warrants entitle the holder to purchase one-half (1/2) of one ordinary share	ALSWF	OTC Markets Group Inc
Rights entitle the holders to receive one-seventh (1/7) of one Ordinary Share	ALSTF	OTC Markets Group Inc

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of May 9, 2025, there were 3,211,635 ordinary shares with par value of $0.001, issued and outstanding (assuming all of the units issued in our initial public offering completed on December 15, 2021 were split on such date).

ALPHA STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2025

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Prepaid expense	$40,803	$1,500
Marketable securities held in trust - Current	-	10,819,317
Total current assets	40,803	10,820,817
Noncurrent assets:
Marketable securities held in trust account	420,581	292,536
Total noncurrent assets	420,581	292,536
Total assets	$461,384	$11,113,353

Liabilities and stockholders’ deficit
Current liabilities:
Accrued expenses and other liabilities	$403,562	$350,213
Redemption liability	-	10,819,317
Promissory notes and loan payable to Sponsor	709,254	394,488
Total current liabilities	1,112,816	11,564,018
Noncurrent liabilities:
Deferred underwriting commissions	2,875,000	2,875,000
Total noncurrent liabilities	2,875,000	2,875,000
Total liabilities	3,987,816	14,439,018

Commitment and contingencies (Note 6)

Ordinary shares subject to possible redemption, 22,664 and 22,664 shares at redemption value of $18.56 and $12.91 per share at March 31, 2025 and December 31, 2024, respectively	420,581	292,536

Stockholders’ deficit:
Ordinary shares, par value $0.001, authorized 50,000,000 shares; 3,205,000 and 3,205,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively, excluding 22,664 and 22,664 shares subject to possible redemption	3,205	3,205
Additional paid-in capital	6,632,396	6,760,441
Accumulated deficit	(10,582,614)	(10,381,847)
Total stockholders’ deficit	(3,947,013)	(3,618,201)

Total liabilities and stockholders’ deficit	$461,384	$11,113,353

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three months ended March 31, 2025	For the Three months ended March 31, 2024
Operating expenses:
Formation and operational costs	$223,812	$238,932
Loss from operations	(223,812)	(238,932)

Other income:
Interest and dividends earned in trust account	23,045	962,977
Total other income	23,045	962,977

(Loss) income before income taxes	(200,767)	724,045

Income tax expense	-	-
Net (loss) income	$(200,767)	$724,045

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	22,664	6,108,407
Redeemable ordinary shares, basic and diluted net income per share	$5.55	$0.14

Non-redeemable ordinary shares, basic and diluted	3,205,000	3,205,000
Non-redeemable ordinary shares, basic and diluted net loss per share	$(0.10)	$(0.05)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the three months ended March 31, 2025 and 2024

	Ordinary Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2024	3,205,000	$3,205	$6,760,441	$(10,381,847)	$(3,618,201)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)	-	-	(23,045)	-	(23,045)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	(105,000)	-	(105,000)
Net loss	-	-	-	(200,767)	(200,767)
Balance at March 31, 2025	3,205,000	$3,205	$6,632,396	$(10,582,614)	$(3,947,013)

	Ordinary Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	3,205,000	$3,205	$-	$(9,069,727)	$(9,066,522)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)	-	-	-	(962,977)	(962,977)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(210,000)	(210,000)
Net income	-	-	-	724,045	724,045
Balance at March 31, 2024	3,205,000	$3,205	$-	$(9,518,659)	$(9,515,454)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Cash flows from operating activities:
Net (loss) income	$(200,767)	$724,045

Net changes in operating assets & liabilities:
Interest and dividends earned in trust account	(23,045)	(962,977)
Prepaid expenses	(39,303)	(53,875)
Due to related parties	-	189,481
Accrued expenses and other liabilities	53,349	103,326
Net cash used in operating activities	(209,766)	-

Cash flows from investing activities:
Investment of cash in Trust Account	(105,000)	(280,000)
Cash withdrawn from Trust Account to redeem public shares	10,819,317	37,183,138
Net cash provided by investing activities	10,714,317	36,903,138

Cash flows from financing activities:
Proceeds from promissory notes and Sponsor loan	314,766	280,000
Redemption of Public Shares	(10,819,317)	(37,183,138)
Net cash used in financing activities	(10,504,551)	(36,903,138)

Net decrease in cash in escrow	-	-
Cash in escrow at beginning of period	-	-
Cash in escrow at end of period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Subsequent measurement of ordinary shares subject to possible redemption	$128,045	$1,172,977

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

In connection with the stockholders’ extension vote at the Extraordinary General Meeting held on January 10, 2024, a total of 3,319,923 public shares were rendered for redemption. The total redemption payment was $37,183,138 and all were distributed in January and February 2024.

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

On December 27, 2024, the Company held an Extraordinary General Meeting of its shareholders. At the Extraordinary General Meeting, the shareholders approved certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a business combination to June 15, 2025. In connection with the shareholders meeting to vote for such extension, the public shareholders were entitled to exercise the redemption right and 880,335 public shares were tendered for redemption. The total redemption payment was $10,819,317 and was distributed in January 2025.

On May 2, 2025, the Company held an Extraordinary General Meeting of its shareholders. At the Extraordinary General Meeting, the shareholders approved certain proposals related to the business combination with OU XDATA GROUP. In connection with the shareholders meeting to vote for business combination approval, the public shareholders were entitled to exercise the redemption right and 16,029 public shares were tendered for redemption. The redemption price will be determined on the date that is two business days prior to the consummation of the Business Combination.

Extension fees

From September 13, 2022 to June 30, 2023, the Company was requested to draw the funds of $383,333 and deposited the amount into the Trust Account monthly to extend the period of time the Company had to consummate a business combination. The $383,333 extension fee represented approximately $0.033 per public share. The extension funds will decrease if certain shareholders redeem the shares. In July 2023, due to the Annual General Meeting discussed above and the redemption of public shares, the monthly extension fees were reduced to $302,116, which represented $0.033 per public share. In January 2024, after shareholders’ approval at the Extraordinary General Meeting discussed above, the Company decreased the monthly extension fees to the lower of $70,000 for all remaining public shares and $0.033 for each remaining public share. On July 12, 2024, after shareholders’ approval at the Annual General Meeting, the Company decreased the monthly extension fees to $35,000 for all remaining public shares, starting from July 2024 till June 2025.

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

On September 21, 2024, the Company, PubCo and XDATA entered into an Expense Settlement Agreement, pursuant to which, XDATA agreed to bear and cover the cost in relation to Pubco’s business operating cost starting from September 1, 2024. PubCo and the Company agreed that XDATA will assume financial responsibility for such expenses as detailed in expense reports or invoices provided by third parties or directly incurred by PubCo. As a result of the Expense Settlement Agreement, the Company recognized other income against the liabilities the Company would otherwise assume for PubCo during the period from September 4, 2024 (Inception) to December 31, 2024 and during the three months ended March 31, 2025, which was offset with PubCo’s expenses. For the three months ended March 31, 2025, PubCo received invoices amounting to $66,966 which will be subsequently paid by XDATA.

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

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard, Transfer of Listing

On December 16, 2024, the Company was notified by Nasdaq of its upcoming delisting due to the failure to complete its initial business combination by December 13, 2024. Trading ceased on December 23, 2024, and a Form 25-NSE is to be filed by Nasdaq to the SEC. The Company had not appeal the delisting, and its ordinary shares, units, rights and warrants are currently traded on the OTC Pink Open Market. Despite this, the planned business combination with OU XDATA GROUP remains on track, with intentions to apply for Nasdaq listing post-merger.

Liquidity and Going Concern

As of March 31, 2025 and December 31, 2024, the Company had no cash balance in the escrow account and had a working capital deficit of $1,072,013 and $743,201, respectively.

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

Management believes that, as of March 31, 2025, the Company had insufficient working capital to cover its short-term operating needs. The Company had no revenue before the Business Combination. It incurred and expects to continue to incur significant professional costs to remain a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company’s cash and working capital as of March 31, 2025 were not sufficient to complete its planned activities for the upcoming year. These factors raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statements are issued.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), specifically Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the period ending December 31, 2025, or any future period.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Annual Report for the year ended December 31, 2024, which are included in the Form 10-K filed on February 24, 2025.

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

Cash in Escrow

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash held in escrow and did not have any cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2025 and December 31, 2024, the Company does not have a cash account in any financial institutions, respectively.

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned and unrealized gain on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $420,581 and $11,111,853 of marketable securities held in the Trust Account as of March 31, 2025 and December 31, 2024, respectively.

During the three months ended March 31, 2025 and 2024, interest earned from the Trust Account amounted to $23,045 and $962,977, of which $21,556 and $677,001 were reinvested in the Trust Account, respectively. $1,489 and $285,976 were recognized as unrealized gain on investments held in the Trust Account during the three months ended March 31, 2025 and 2024, respectively.

During the three months ended March 31, 2025 and 2024, Nil and 3,319,923 shares held by public shareholders were redeemed, and the Company paid $10,819,317 and $37,183,138 cash out of the Trust Account for the redemption, respectively. As of March 31, 2025 and December 31, 2024, the Company had nil and $10,819,317 payable as redemption liabilities, respectively. The $10,819,317 redemption liability was subsequently paid on January 16, 2025, and was recorded under current liabilities as of December 31, 2024. In accordance with ASC 210-10-45-4, the marketable securities held in Trust Account of the corresponding amount were also classified under current assets as of December 31, 2024, since the amount was used to offset maturing redemption liability that has properly been set up as current liabilities.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit if additional paid in capital equals to zero. The interest earned by the marketable security held in trust, and the extension fee invested into the marketable security held in trust, were also recognized in redemption value against additional paid-in capital or accumulated deficit immediately. The proceeds on the deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) will be used to fund the redemption of the public shares.

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

The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants and rights issued in connection with the (i) Initial Public Offering, (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events, and (iii) the effect of the rights to receive 1,690,000 shares. The warrants are exercisable to purchase 5,915,000 ordinary shares in the aggregate. As of March 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary share for the periods presented.

The net (loss) income per share presented in the statements of operations is based on the following:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Net (loss) income	$(200,767)	$724,045
Remeasurement to redemption value – interest income earned	(23,045)	(962,977)
Remeasurement to redemption value – extension fee	(105,000)	(210,000)
Net loss including accretion of temporary equity to redemption value	$(328,812)	$(448,932)

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares
Basic and Diluted net (loss) income per share:
Numerators:
Allocation of net losses	$(326,503)	$(2,309)	$(154,490)	$(294,442)
Accretion of extension fee	—	105,000	—	210,000
Accretion of temporary equity- interest income earned	—	23,045	—	962,977
Allocation of net (loss) income	$(326,503)	$125,736	$(154,490)	$878,535
Denominators:
Weighted-average shares outstanding	3,205,000	22,664	3,205,000	6,108,407
Basic and diluted net (loss) income per share	$(0.10)	$5.55	$(0.05)	$0.14

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

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provision of the Inflation Reduction Act (the IRA) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes a parent or affiliate to the Company, the Company may become a “covered corporation” as a listed Company in Nasdaq. On July 13, 2023, January 10, 2024, July 12, 2024 and December 27, 2024, 2,436,497, 3,319,923, 4,840,581 and 880,335 public shares were rendered for redemption in connection with an extension vote, respectively (see Note 1). The management team has evaluated the IRA as of March 31, 2025, and does not accrue any excise tax related to the redemption as the Company believes it is not a “covered corporation” under Internal Revenue Code Section 4501. The management team will continue to evaluate its impact.

The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2025 and 2024.

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

The 2,875,000 founder shares (the “Founder Shares”) included an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Proposed Offering. On December 15, 2021, the underwriters exercised the over-allotment option in full, so there are no Founder Shares subject to forfeiture as of March 31, 2025 and December 31, 2024.

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on December 13, 2021, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For each of the three months ended March 31, 2025 and 2024, the Company incurred $30,000 in fees for these services, respectively. As of March 31, 2025 and December 31, 2024, the balance of administrative service fees was $351,129 and $321,129, respectively, which remained unpaid and included in accrued expenses and other liabilities.

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

During the three months ended March 31, 2025, the Company drew down $105,000 from the Notes to pay the extension contribution of $35,000 each month from January to March 2025. The full amounts were deposited into the Trust Account immediately.

On September 25, 2024, the Company entered into an agreement with its Sponsor, pursuant to which the Sponsor agrees to waive the principal balance of the Notes with a total amount of $6,245,961.

After the waiver, the balance of the Notes was $ 245,000 and $ 140,000 as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the remaining balance available under the Notes was $809,039 and $914,039, respectively.

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

After the waiver, as of March 31, 2025 and December 31, 2024, the balance of loan was $464,254 and 254,488, respectively. As of March 31, 2025 and December 31, 2024, the remaining balance available under the Loan Agreement was $289,476 and $499,243, respectively.

Due to Sponsor

As describe above in “Loan Agreement with Sponsor”, all balance of due to Sponsor is deemed a drawdown under the Loan Agreement. An amount of $746,270 was waived by the Sponsor on September 25, 2024.

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

The underwriters are entitled to a deferred underwriting commission of 2.5% of the gross proceeds of the IPO, or $2,875,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The Company has deferred underwriting commissions of $2,875,000 and $2,875,000 as of March 31, 2025 and December 31, 2024, respectively.

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

Contingencies and Dismissal of the Then-Legal Counsel

The Company may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. As of March 31, 2025 and December 31, 2024, there were no legal or administrative proceedings for which a loss was probable and expected to be material to the consolidated financial statements.

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

Note 7 – Stockholders’ Deficit

Ordinary Shares

The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. As of March 31, 2025 and December 31, 2024, there were 3,205,000 ordinary shares issued and outstanding, excluding 22,664 shares subject to possible redemption, respectively.

Public Warrants

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a price of $10.00 per Unit for a total of $115,000,000. The total amount of ordinary shares subject to possible redemption is 11,500,000. Each Unit consists of one ordinary share, one right to acquire one-seventh (1/7) of an ordinary share, and one redeemable warrant (“Public Warrant”) to purchase one-half of one ordinary share at a price of $11.50 per share, subject to adjustment. As of March 31, 2025 and December 31, 2024, the Company had 11,500,000 public warrants outstanding, respectively.

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

Private warrants

The private warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in this offering. As of March 31, 2025 and December 31, 2024, the Company had 330,000 private warrants outstanding, respectively.

Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/7 of a share of ordinary shares upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/7 of a share underlying each right upon consummation of the business combination. As of March 31, 2025 and December 31, 2024, no rights had been converted into shares.

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

At March 31, 2025 and December 31, 2024, assets held in the Trust Account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

As of March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$420,581	$-	$-

As of December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$11,111,853	$-	$-

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

Subsequent drawdown of the Sponsor loan and the promissory note

Subsequent to March 31, 2025, in addition to the monthly admin service fee charged by the Sponsor which is recorded under the “Accrued expenses and other liability”, the Sponsor paid a total of $77,935 operating expenses on behalf of the Company, which was deemed to be a drawdown under the Loan Agreement.

On April 14, 2025 and May 14, 2025, the Sponsor deposited $35,000 into its Trust account for its April 2025 and May 2025 extension fee, respectively, which was deemed a drawdown of the promissory note.

Extraordinary General Meeting

On May 2, 2025, the Company held an Extraordinary General Meeting of its shareholders. At the Extraordinary General Meeting, the shareholders approved certain proposals related to the business combination with OU XDATA GROUP. In connection with the shareholders meeting to vote for business combination approval, the public shares are entitled to exercise the redemption right and 16,029 public shares were tendered for redemption. The redemption price will be determined on the date that is two business days prior to the consummation of the Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

On September 4, 2024, we established a wholly owned subsidiary in the Cayman Islands, Xdata Group, which serves as PubCo for our initial business combination in accordance with the Business Combination Agreement entered on September 12, 2024. Xdata Group (“PubCo)” has no operations, and only had limited activities. By arrangement, all financial liabilities of PubCo will be assumed by the third-party target company.

For the three months ended March 31, 2025, we had a net loss of $(200,767), which consisted of operating costs of $223,812, offset by interest income on marketable securities held in the Trust Account of $21,556 and unrealized interest income on marketable securities held in the Trust Account of $1,489, respectively.

For the three months ended March 31, 2024, we had a net income of $724,045, which consisted of operating costs of $238,932, offset by interest income on marketable securities held in the Trust Account of $677,001 and unrealized interest income on marketable securities held in the Trust Account of $285,976, respectively.

Liquidity and Capital Resources

On December 15, 2021, the Company consummated the IPO of 11,500,000 units (including the exercise of the over-allotment option by the underwriters in the IPO) at $10.00 per unit (the “Public Units”), generating gross proceeds of $115,000,000. Each Unit consists of one ordinary share, one redeemable warrant to purchase one-half (1/2) ordinary share (each a “Warrant”, and, collectively, the “Warrants”), and one right to receive one-seventh (1/7) of an ordinary share upon the consummation of a Business Combination. Simultaneously with the IPO, the Company sold to its Sponsor 330,000 units at $10.00 per unit in a private placement generating total gross proceeds of $3,300,000. Offering costs amounted to $5,669,696 consisting of underwriting fees of $2,300,000, deferred underwriting fees of $2,875,000, and other offering costs of $494,696. Apart from $25,000 for the subscription of ordinary shares, the Company received net proceeds of $115,682,250 from the IPO and the private placement.

For the three months ended March 31, 2025, net cash used by operating activities was $209,766. Net loss of $(200,767) consisted of formation and operating costs of $223,812, offset by interest earned on marketable securities held in trust of $23,045. Net cash used in financing activities was $10,504,551, consisting of $10,819,317 for the redemption of public shares offset by the proceed of sponsor promissory note and Sponsor Loan in the amount of $314,766. Net cash provided by investing activities was $10,714,317, consisting of extension contributions of $105,000 deposited into the marketable security held in trust account and offset by cash of $10,819,317 withdrawn from the trust account to redeem public shares.

For the three months ended March 31, 2024, there was no net cash used in operating activities. Net income of $724,045 consisted of formation and operating costs of $238,932 and offset by interest earned on marketable securities held in trust of $677,001 and unrealized interest earned on marketable securities held in trust of $285,976. Net cash used by financing activities was $36,903,138, consisting of $37,183,138 for the redemption of public shares offset by the proceeds of the sponsor’s promissory note of $280,000. Net cash provided by investing activities was $36,903,138, consisting of $280,000 to invest the cash into the marketable security held in trust account and cash of $37,183,138 withdrawn from trust account to redeem public shares.

.

As of March 31, 2025, we had marketable securities held in the Trust Account of $420,581. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash in escrow of Nil held outside of the Trust Account. We intend to raise funds through borrowing from the Sponsor, and use the funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On September 25, 2024, the Company entered into supplementary agreements with its Sponsor, pursuant to which the Sponsor agrees to waive the principal balance of the Notes and the Loan with a total amount of $6,245,961 and $746,270, respectively. After the waiver, as of March 31, 2025 and December 31, 2024, the balance of Notes payable to Sponsor was $245,000 and $145,000, respectively and, loan payable to Sponsor was $464,254 and $254,488, respectively.

We believe we will need to raise additional funds in order to meet the expenditures required for operating our business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination is less than the actual amount needed to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheets Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheets arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheets arrangements. We have not entered into any off-balance sheets financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrants

The Company evaluates the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, both Public and Private Warrants are classified in stockholders’ equity as of March 31, 2025 and 2024.

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

The calculation of diluted net income (loss) per ordinary shares and related weighted average of the ordinary shares does not consider the effect of the warrants and rights issued in connection with the (i) initial public offering; and (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate, and the rights are exercisable to convert 1,690,000 shares of ordinary shares in the aggregate. As of March 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company other than above. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary shares for the periods presented.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our interim condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2025, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2025.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2024, relating to ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified in previously issued financial statements, such as the misclassification of the trust account balance and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively. We concluded that the failure to timely identify such accounting errors constituted a material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2025.

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

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our annual report on the Form 10-K for the fiscal year ended December 31, 2024 under Forward-Looking Statements and Item 1A – Risk Factors, filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Transaction costs related to our IPO amounted to $5,669,696, consisting of underwriting fees of $2,300,000, deferred underwriting fees of $2,875,000 and other offering costs of $494,696. A total of $115,000,000, comprised of the proceeds from the IPO of $112,700,000 (which amount includes up to the underwriter’s deferred discount of $2,875,000) and the proceeds of the sale of the Private Placement Units of $2,300,000, was placed in a U.S.-based Trust Account maintained at Wilmington Trust, National Association, acting as trustee. Except with respect to interest earned on the funds in the Trust Account that may be released to the Company to pay its taxes, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 9 months from the closing of the IPO (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 9 months from the closing of the IPO (or up to 27 months from the consummation of the IPO if we extend the period of time to consummate a business combination). At the Annual General Meeting held on July 13, 2023, shareholders approved the amendments of the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a business combination to March 15, 2024. At the Extraordinary General Meeting held on January 10, 2024, shareholders approved the amendments of the Company’s Amended and Restated Memorandum and Articles of Association extend the date by which the Company must consummate a business combination to September 15, 2024 (33 months from the consummation of the IPO). At the Annual General Meeting held on July 12, 2024, shareholders approved the amendments of the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a business combination to December 15, 2024. At the Extraordinary General Meeting of shareholders held on December 27, 2024, shareholders approved the amendments of the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a business combination to June 15, 2025. At the Extraordinary General Meeting held on May 2, 2025, the shareholders approved certain proposals related to the business combination with OU XDATA GROUP.

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

ALPHA STAR ACQUISITION CORPORATION

Date: May 14, 2025		/s/ Zhe Zhang
	Name:	Zhe Zhang
	Title:	Chief Executive Officer (Principle Executive Officer)

Date: May 14, 2025		/s/ Guojian Chen
	Name:	Guojian Chen
	Title:	Chief Financial Officer (Principle Financial Officer)

