Form 10-Q
period 2025-09-30
Alpha Star Acquisition Corp
filed 2025-11-14
CIK 1865111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of November 14, 2025, there were 3,227,664 ordinary shares with par value of $0.001, issued and outstanding (assuming all of the units issued in our initial public offering completed on December 15, 2021 were split on such date).

ALPHA STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2025	December 31, 2024

Assets
Current assets:
Prepaid expense	$179,281	$1,500
Marketable securities held in trust - Current	-	10,819,317
Total current assets	179,281	10,820,817
Noncurrent assets:
Marketable securities held in trust account	666,445	292,536
Total noncurrent assets	666,445	292,536
Total assets	$845,726	$11,113,353

Liabilities and stockholders’ deficit
Current liabilities:
Accrued expenses and other liabilities	$493,068	$350,213
Redemption liability	-	10,819,317
Promissory notes and loan payable to Sponsor	1,315,158	394,488
Total current liabilities	1,808,226	11,564,018
Noncurrent liabilities:
Deferred underwriting commissions	2,875,000	2,875,000
Total noncurrent liabilities	2,875,000	2,875,000
Total liabilities	4,683,226	14,439,018

Commitment and contingencies (Note 6)

Ordinary shares subject to possible redemption, 22,664 and 22,664 shares at redemption value of $28.30 and $12.91 per share at September 30, 2025 and December 31, 2024, respectively	641,445	292,536

Stockholders’ deficit:
Ordinary shares, par value $0.001, authorized 50,000,000 shares; 3,205,000 and 3,205,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively, excluding 22,664 and 22,664 shares subject to possible redemption	3,205	3,205
Additional paid-in capital	6,411,532	6,760,441
Accumulated deficit	(10,893,682)	(10,381,847)
Total stockholders’ deficit	(4,478,945)	(3,618,201)

Total liabilities and stockholders’ deficit	$845,726	$11,113,353

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Operating expenses:
Formation and operational costs	$179,556	$459,346	$545,744	$808,801
Loss from operations	(179,556)	(459,346)	(545,744)	(808,801)

Other income:
Interest and dividends earned in trust account	5,983	320,078	33,909	2,131,683
Total other income	5,983	320,078	33,909	2,131,683

Income (loss) before income taxes	(173,573)	(139,268)	(511,835)	1,322,882

Income tax (benefit) expense	-	-	-	-
Net income (loss)	$(173,573)	$(139,268)	$(511,835)	$1,322,882

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	22,664	1,579,639	22,664	4,451,437
Redeemable ordinary shares, basic and diluted per share	$4.81	$0.15	$15.13	$0.42

Non-Redeemable ordinary shares, basic and diluted net loss	3,205,000	3,205,000	3,205,000	3,205,000
Non-redeemable ordinary shares, basic and diluted net loss per share	$(0.09)	$(0.12)	$(0.27)	$(0.17)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

For the three and nine months ended September 30, 2025
	Ordinary Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2024	3,205,000	$3,205	$6,760,441	$(10,381,847)	$(3,618,201)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on trust account)	-	-	(23,045)	-	(23,045)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	(105,000)	-	(105,000)
Net loss	-	-		(200,767)	(200,767)
Balance at March 31, 2025	3,205,000	3,205	6,632,396	(10,582,614)	(3,947,013)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on trust account)	-	-	(4,881)	-	(4,881)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	(105,000)	-	(105,000)
Net loss	-	-	-	(137,495)	(137,495)
Balance at June 30, 2025	3,205,000	$3,205	$6,522,515	$(10,720,109)	$(4,194,389)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on trust account)	-	-	(5,983)	-	(5,983)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	(105,000)	-	(105,000)
Net loss	-	-	-	(173,573)	(173,573)
Balance at September 30, 2025	3,205,000	$3,205	$6,411,532	$(10,893,682)	$(4,478,945)

For the three and nine months ended September 30, 2024
	Ordinary Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	3,205,000	$3,205	$-	$(9,069,727)	$(9,066,522)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on trust account)	-	-	-	(962,977)	(962,977)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(210,000)	(210,000)
Net income	-	-	-	724,045	724,045
Balance at March 31, 2024	3,205,000	3,205	-	(9,518,659)	(9,515,454)

Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on trust account)	-	-	-	(848,628)	(848,628)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(210,000)	(210,000)
Net income	-	-	-	738,105	738,105
Balance at June 30, 2024	3,205,000	$3,205	$-	$(9,839,182)	$(9,835,977)

Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on trust account)	-	-	-	(320,078)	(320,078)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	-	(105,000)	(105,000)
Debt forgiveness from Sponsor (Note 5)	-	-	6,984,730	-	6,984,730
Net loss	-	-	-	(139,268)	(139,268)
Balance at September 30, 2024	3,205,000	$3,205	$6,984,730	$(10,403,528)	$(3,415,593)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Cash flows from operating activities:
Net (loss) income	$(511,835)	$1,322,882

Net changes in operating assets & liabilities:
Interest and dividends earned in trust account	(33,909)	(2,131,683)
Prepaid expenses	(177,781)	(12,625)
Due to related parties	-	511,109
Accrued expenses and other liabilities	142,855	392,841
Net cash provided by (used in) operating activities	(580,670)	82,524

Cash flows from investing activities:
Investment of cash in Trust Account	(340,000)	(525,000)
Cash withdrawn from Trust Account to redeem public shares	10,819,317	93,299,758
Net cash provided by investing activities	10,479,317	92,774,758

Cash flows from financing activities:
Proceeds from promissory notes and Sponsor loan	920,670	525,000
Redemption of Public Shares	(10,819,317)	(93,382,282)
Net cash used in financing activities	(9,898,647)	(92,857,282)

Net decrease in cash in escrow	-	-
Cash in escrow at beginning of period	-	-
Cash in escrow at end of period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Subsequent measurement of ordinary shares subject to possible redemption	$348,909	$2,656,683
Debt forgiveness by Sponsor	-	6,984,730

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

On May 2, 2025, the Company held an Extraordinary General Meeting of its shareholders. At the Extraordinary General Meeting, the shareholders approved certain proposals related to the business combination with OU XDATA GROUP. In connection with the shareholders meeting to vote for business combination approval, the public shareholders were entitled to exercise the redemption right and 16,029 public shares were tendered for redemption but the shares have not been redeemed as of September 30, 2025. The redemption price will be determined on the date that is two business days prior to the consummation of the Business Combination.

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

On September 21, 2024, the Company, PubCo and XDATA entered into an Expense Settlement Agreement, pursuant to which, XDATA agreed to bear and cover the cost in relation to Pubco’s business operating cost starting from September 1, 2024. PubCo and the Company agreed that XDATA will assume financial responsibility for such expenses as detailed in expense reports or invoices provided by third parties or directly incurred by PubCo. As a result of the Expense Settlement Agreement, the Company recognized other income against the liabilities the Company would otherwise assume for PubCo during the period from September 4, 2024 (Inception) to December 31, 2024 and during the nine months ended September 30, 2025. The other income recognized by the Company was ultimately eliminated with PubCo’s expenses at consolidation. For the three and nine months ended September 30, 2025, PubCo incurred expenses amounting to $4,465 and $77,532 which were either paid or will be subsequently paid by XDATA.

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

Liquidity and Going Concern

As of September 30, 2025 and December 31, 2024, the Company had no cash balance in the escrow account and had a working capital deficit of $1,628,427 and $743,201, respectively.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by the Liquidation Date, then the Company may cease all operations except for the purpose of liquidating. The uncertainty surrounding the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management believes that, as of September 30, 2025, the Company had insufficient working capital to cover its short-term operating needs. The Company had no revenue before the Business Combination. It incurred and expected to continue to incur significant professional costs to remain a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), specifically Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the period ending December 31, 2025, or any future period.

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

Cash in Escrow

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash held in escrow and did not have any cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2025 and December 31, 2024, the Company does not have a cash account in any financial institutions, respectively.

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned and unrealized gain on marketable securities held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $666,445 of marketable securities held in the Trust Account as of September 30, 2025, and $11,111,853 (including current portion of $10,819,317 and the noncurrent portion of $292,536) of marketable securities held in the Trust Account as of December 31, 2024, respectively.

As of September 30, 2025, the Trust Account included a $25,000 deposit that was received in error and recorded as other liabilities. The deposit was subsequently returned in October 2025.

During the three months ended September 30, 2025 and 2024, interest earned from the Trust Account amounted to $5,983 and $320,078, of which $3,891 and $278,247 were reinvested in the Trust Account, respectively. $2,092 and $41,831 were recognized as unrealized gain on investments held in the Trust Account during the three months ended September 30, 2025 and 2024, respectively.

During the nine months ended September 30, 2025 and 2024, interest earned from the Trust Account amounted to $33,909 and $2,131,683, of which $31,817 and $2,089,852 were reinvested in the Trust Account, respectively. $2,092 and $41,831 were recognized as unrealized gain on investments held in the Trust Account during the nine months ended September 30, 2025 and 2024, respectively.

During the nine months ended September 30, 2025 and 2024, nil and 8,160,504 shares held by public shareholders were redeemed, and the Company paid $10,819,317 and $93,299,758 cash out of the Trust Account for the redemption, respectively. During the nine months ended September 30, 2025, no redemption event occurred. As of September 30, 2025 and December 31, 2024, the Company had nil and $10,819,317 payable as redemption liabilities, respectively. The $10,819,317 redemption liability was subsequently paid on January 16, 2025, and was recorded under current liabilities as of December 31, 2024. In accordance with ASC 210-10-45-4, the marketable securities held in Trust Account of the corresponding amount were also classified under current assets as of December 31, 2024, since the amount was used to offset maturing redemption liability that has properly been set up as current liabilities.

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

The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants and rights issued in connection with the (i) IPO; (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events; and (iii) the effect of the rights to receive 1,690,000 shares. The warrants are exercisable to purchase 5,915,000 ordinary shares in the aggregate. As of September 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary share for the periods presented.

The net (loss) income per share presented in the consolidated statements of operations is based on the following:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Net (loss) income	$(173,573)	$(139,268)	$(511,835)	$1,322,882
Remeasurement to redemption value – interest income earned	(5,983)	(320,078)	(33,909)	(2,131,683)
Remeasurement to redemption value – extension fee	(105,000)	(105,000)	(315,000)	(525,000)
Net loss including accretion of temporary equity to redemption value	$(284,556)	$(564,346)	$(860,744)	$(1,333,801)

	Three Months Ended of September 30, 2025		Three Months Ended of September 30, 2024		Nine Months ended September 30, 2025		Nine Months ended September 30, 2024
	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(282,044)	$(1,994)	$(378,028)	$(186,318)	$(854,186)	$(6,040)	$(558,332)	$(775,469)
Accretion of temporary equity	-	105,000	-	105,000	-	315,000	-	525,000
Accretion of temporary equity - interest	-	5,983	-	320,078	-	33,909	-	2,131,683
Allocation of net income (loss)	$(282,044)	$108,989	$(378,028)	$238,760	$(854,186)	$342,869	$(558,332)	$1,881,214

Denominators:
Weighted-average shares outstanding	3,205,000	22,664	3,205,000	1,579,639	3,205,000	22,664	3,205,000	4,451,437
Basic and diluted net income (loss) per share	$(0.09)	$4.81	$(0.12)	$0.15	$(0.27)	$15.13	$(0.17)	$0.42

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

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provision of the Inflation Reduction Act (the IRA) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes a parent or affiliate to the Company, the Company may become a “covered corporation” as a listed Company in Nasdaq. On July 13, 2023, January 10, 2024, July 12, 2024 and December 27, 2024, 2,436,497, 3,319,923, 4,840,581 and 880,335 public shares were rendered for redemption in connection with an extension vote, respectively (see “Note 1 — Description of Organization and Business Operations” for further information). The management team has evaluated the IRA as of September 30, 2025, and does not accrue any excise tax related to the redemption as the Company believes it is not a “covered corporation” under Internal Revenue Code Section 4501. The management team will continue to evaluate its impact.

The provision for income taxes was deemed to be immaterial for the three and nine months ended September 30, 2025 and 2024.

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

Recently Issued Accounting Standards

Management has evaluated the recently issued accounting pronouncements, including ASU 2024-03, Disaggregation—Income Statement Expenses, ASU 2023-07, Improvement to Reportable Segment Disclosures, ASU 2023-09, Income Taxes, and other recent accounting pronouncements if applicable, and has determined, that management does not believe that any of the recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s balance sheet and the accompanying notes.

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

The 2,875,000 founder shares (the “Founder Shares”) included an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Proposed Offering. On December 15, 2021, the underwriters exercised the over-allotment option in full, so there are no Founder Shares subject to forfeiture as of September 30, 2025 and December 31, 2024.

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on December 13, 2021, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For each of the three months ended September 30, 2025 and 2024, the Company incurred $30,000 in fees for these services, respectively. For each of the nine months ended September 30, 2025 and 2024, the Company incurred $90,000 in fees for these services, respectively. As of September 30, 2025 and December 31, 2024, the balance of administrative service fees was $411,129 and $321,129, respectively, which remained unpaid and included in accrued expenses and other liabilities.

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

During the three months ended September 30, 2025, the Company drew down $105,000 from the Notes to pay the extension contribution of $35,000 each month from July to September 2025. The full amounts were deposited into the Trust Account immediately.

During the nine months ended September 30, 2025, the Company drew down $315,000 from the Notes to pay the extension contribution of $35,000 each month from January to September 2025. The full amounts were deposited into the Trust Account immediately.

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

Balance of Promissory Note and Loan Payable to Sponsor

After the waiver and inclusively for the Promissory Note and Loan Agreement, as of September 30, 2025 and December 31, 2024, the balance of promissory notes and loan payable to Sponsor was $1,315,158 and $394,488, respectively. As of September 30, 2025 and December 31, 2024, the remaining balance available under the Promissory Notes and Loan Agreement was $492,612 and $1,413,282, respectively.

Due to Sponsor

As describe above in “Loan Agreement with Sponsor”, all balance of due to Sponsor is deemed a drawdown under the Loan Agreement. An amount of $746,270 was waived by the Sponsor on September 25, 2024.

The waiver of the Sponsor liabilities was accounted as a debt extinguishment in accordance to ASC470-50-40-2, and the waived balance of $6,992,231 is recognized in additional paid-in capital, as the extinguishment transactions between related parties were deemed to be capital transactions for the year ended December 31, 2024.

Note 6 – Commitments and Contingencies

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements. The management will continuously evaluate the effect of these events on the Company.

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

The underwriters are entitled to a deferred underwriting commission of 2.5% of the gross proceeds of the IPO, or $2,875,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The Company has deferred underwriting commissions of $2,875,000 and $2,875,000 as of September 30, 2025 and December 31, 2024, respectively.

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

Contingencies and Dismissal of the Then-Legal Counsel

The Company may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. As of September 30, 2025 and December 31, 2024, there were no legal or administrative proceedings for which a loss was probable and expected to be material to the consolidated financial statements.

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

Note 7 – Stockholders’ Deficit

Ordinary Shares

The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. As of September 30, 2025 and December 31, 2024, there were 3,205,000 ordinary shares issued and outstanding, excluding 22,664 shares subject to possible redemption, respectively.

Public Warrants

Pursuant to the IPO, the Company sold 11,500,000 Units at a price of $10.00 per Unit for a total of $115,000,000. The total amount of ordinary shares subject to possible redemption is 11,500,000. Each Unit consists of one ordinary share, one right to acquire one-seventh (1/7) of an ordinary share, and one redeemable warrant (“Public Warrant”) to purchase one-half of one ordinary share at a price of $11.50 per share, subject to adjustment. As of September 30, 2025 and December 31, 2024, the Company had 11,500,000 public warrants outstanding, respectively.

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

Private warrants

The private warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in this offering. As of September 30, 2025 and December 31, 2024, the Company had 330,000 private warrants outstanding, respectively.

Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/7 of a share of ordinary shares upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/7 of a share underlying each right upon consummation of the business combination. As of September 30, 2025 and December 31, 2024, no rights had been converted into shares.

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

As of September 30, 2025 and December 31, 2024, assets held in the Trust Account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

As of September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$666,445	$-	$-

As of December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$11,111,853	$-	$-

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the consolidated statement of operations as net income (loss). The measure of segment assets is reported on the balance sheet as total assets.

The key measures of segment profit or loss reviewed by the CODM are formation and operational costs. Formation and operational costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the Business Combination within the Combination Period. The CODM also reviews formation and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operational costs, as reported on the consolidated statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income (loss) are reported on the consolidated statement of operations and described within their respective disclosures.

Note 10 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited consolidated financial statements were issued. Based upon the review, the Company did not identify other subsequent events that would have required adjustment or disclosure except those have been disclosed elsewhere in the notes to the unaudited consolidated financial statements and the following:

Entry into a Material Definitive Agreement

On October 13, 2025, the Company, Ladenburg Thalmann & Co., Inc., as representative of the underwriters (“Ladenburg”), and OU XDATA GROUP entered into an amendment to the underwriting agreement initially entered on December 13, 2021. In consideration of the level of shareholder redemptions and the resulting Trust Account balance, Ladenburg agreed to reduce the deferred underwriting commission from $2,875,000 to $950,000, payable in cash by the Company (or, if unpaid, by OU XDATA GROUP) at the closing of the aforementioned business combination.

Subsequent drawdown of the Sponsor loan and the promissory note

Subsequent to September 30, 2025, in addition to the monthly admin service fee charged by the Sponsor which is recorded under the “Accrued expenses and other liability”, the Sponsor paid a total of $46,141 operating expenses on behalf of the Company.

On November 7, 2025, the Sponsor deposited total amounts of $70,000 into its Trust account for its October 2025 and November 2025 extension fee, respectively.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2025 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

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

For the three months ended September 30, 2025, we had a net loss of $(173,573), which consisted of operating costs of $179,556, offset by interest income on marketable securities held in the Trust Account of $3,891 and unrealized interest income on marketable securities held in the Trust Account of $2,092, respectively.

For the nine months ended September 30, 2025, we had a net loss of $(511,835), which consisted of operating costs of $545,744, offset by interest income on marketable securities held in the Trust Account of $31,817 and unrealized interest income on marketable securities held in the Trust Account of $2,092, respectively.

For the three months ended September 30, 2024, we had a net loss of $(139,268), which consisted of operating costs of $459,346, offset by interest income on marketable securities held in the Trust Account of $ 278,247 and unrealized interest income on marketable securities held in the Trust Account of $41,831, respectively.

For the nine months ended September 30, 2024, we had a net income of $1,322,882, which consisted of operating costs of $808,801, offset by interest income on marketable securities held in the Trust Account of $2,089,852 and unrealized interest income on marketable securities held in the Trust Account of $41,831, respectively.

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

For the nine months ended September 30, 2025, net cash used by operating activities was $580,670. Net loss of $(511,835) consisted of formation and operating costs of $545,744, offset by interest and dividends earned on marketable securities held in trust of $33,909. Net cash provided by investing activities was $10,479,317, consisting of extension contributions of $340,000 deposited into the marketable security held in trust account and offset by cash of $10,819,317 withdrawn from the trust account to redeem public shares. Net cash used in financing activities was $9,898,647, consisting of $10,819,317 for the redemption of public shares offset by the proceed of Sponsor promissory note and Sponsor Loan in the amount of $920,670.

For the nine months ended September 30, 2024, net cash used in operating activities was $82,524. Net income of $1,322,882 consisted of formation and operating costs of $ 808,801 and offset by interest and dividends earned on marketable securities held in trust of $ 2,131,683. Net cash provided by investing activities was $ 92,774,758, consisting of $525,000 to invest the cash into the marketable security held in trust account and offset by cash of $93,299,758 withdrawn from trust account to redeem public shares. Net cash used in financing activities was $92,857,282, consisting of $93,382,282 for the redemption of public shares offset by the proceeds of the Sponsor’s promissory note of $525,000.

As of September 30, 2025, we had marketable securities held in the Trust Account of $666,445. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash in escrow of nil held outside of the Trust Account. We intend to raise funds through borrowing from the Sponsor, and use the funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

After the waiver and inclusively for the Promissory Note and Loan Agreement, as of September 30, 2025 and December 31, 2024, the balance of promissory notes and loan payable to Sponsor was $1,315,158 and $394,488, respectively. As of September 30, 2025 and December 31, 2024, the remaining balance available under the Promissory Notes and Loan Agreement was $492,612 and $1,413,282, respectively.

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

Off-Balance Sheets Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheets arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheets arrangements. We have not entered into any off-balance sheets financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates. We have identified the following critical accounting policies:

Warrants

The Company evaluates the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, both Public and Private Warrants are classified in stockholders’ equity as of September 30, 2025 and 2024.

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

The calculation of diluted net income (loss) per ordinary shares and related weighted average of the ordinary shares does not consider the effect of the warrants and rights issued in connection with the (i) IPO; and (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate, and the rights are exercisable to convert 1,690,000 shares of ordinary shares in the aggregate. As of September 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company other than above. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary shares for the periods presented.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2025, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2025.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2024, relating to ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified in the three and nine months ended September 30, 2025 and in previously issued financial statements, such as the misclassification of the trust account balance and deferred underwriting commissions payable as current assets and current liabilities instead of non-current assets and non-current liabilities, respectively. We concluded that the failure to timely identify such accounting errors constituted a material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2025.

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

ALPHA STAR ACQUISITION CORPORATION

Date: November 14, 2025		/s/ Zhe Zhang
	Name:	Zhe Zhang
	Title:	Chief Executive Officer (Principle Executive Officer)

Date: November 14, 2025		/s/ Guojian Chen
	Name:	Guojian Chen
	Title:	Chief Financial Officer (Principle Financial Officer)

