Form 10-K
period 2025-12-31
Alpha Star Acquisition Corp
filed 2026-03-20
CIK 1865111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:

Title of Each Class
Units, Each Consisting of One Ordinary Share, One Right and One Warrant
Ordinary Shares, Par Value $0.001 Per Share
Rights, Each Entitling the Holder to Receive One-Seventh (1/7) of one Ordinary Share
Redeemable Warrants, Each Entitling the Holder to Purchase One-half (1/2) of One Ordinary Share

*The registrant’s units, ordinary shares, warrants and rights each trade on the OTC Market under the trading symbols “ALSUF,” “ALSAF,” “ALSWF,” and “ALSTF.”

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

As of June 30, 2025, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $288,966 (based upon a per share closing price of $12.75 on June 30, 2025).

As of March 19, 2026, 3,227,664 ordinary shares, par value $0.001, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

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

The registration statement for our initial public offering was declared effective by the Securities and Exchange Commission on December 13, 2021. We completed our initial public offering on December 15, 2021. In our initial public offering, we sold units at an offering price of $10.00. Each unit consists of one ordinary share, one right to receive one-seventh (1/7) of an ordinary share upon the consummation of an initial business combination and one redeemable warrant. Each warrant entitles the holder thereof to purchase one-half of one ordinary share.

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

Transaction costs amounted to $5,669,696, consisting of $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees and $494,696 of other offering costs. A total of $115,000,000, comprised of $112,700,000 of the proceeds from the initial public offering (which amount includes up to $2,875,000 of the underwriter’s deferred discount) and $2,300,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account, established by VStock Transfer LLC, our transfer agent and maintained at Wilmington Trust, National Association, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination; (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination by December 15, 2026, or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity; and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination by December 15, 2026.

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

On June 12, 2025, the Company held an Extraordinary General Meeting of shareholders, at which the shareholders approved certain amendments to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate a business combination to December 15, 2025, and amended the Investment Management Trust Agreement to provide the Company with the discretion to extend the liquidation date of the Trust Account up to six (6) additional times, each by a period of one month, from June 15, 2025 to December 15, 2025, by depositing into the Trust Account $35,000 for each one-month extension. In connection with the stockholders’ extension vote on the Extraordinary General Meeting of its shareholders held on June 12, 2025, there were no public shares tendered for redemption in connection with this extension vote.

On October 13, 2025, in consideration of the redemption levels by the Company public shareholders and the balance of the Trust Account following the shareholder redemptions in connection with the business combination of the Company and OU XDATA GROUP, among other factors, the Company, Ladenburg Thalmann & Co., Inc. (“Ladenburg”) and XDATA entered into an amendment to the Initial Underwriting Agreement, pursuant to which Ladenburg agreed to reduce the deferred underwriting commission from $2,875,000 to $950,000, to be paid in cash by the Company or, if the Company fails to do so, by OU XDATA GROUP, at the closing of the Business Combination.

On December 11, 2025, the Company held an Extraordinary General Meeting of shareholders, at which the shareholders approved certain amendments to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate a business combination to December 15, 2026, and amended the Investment Management Trust Agreement to provide the Company with the discretion to extend the liquidation date of the Trust Account up to six (6) additional times, each by a period of one month, from June 15, 2025 to December 15, 2025, by depositing into the Trust Account $35,000 for each one-month extension. In connection with the stockholders’ extension vote on the Extraordinary General Meeting of its shareholders held on December 11, 2025, a total of 702 public shares were rendered for redemption.

As of December 31, 2025, the Company had working capital deficit of $2,015,785.

Alpha Star’s units are currently quoted on the OTCID Basis Market, under the symbol “ALSUF”. Each unit consists of one ordinary share, one right to receive one-seventh (1/7) of an ordinary share upon the consummation of an initial business combination, and one redeemable warrant. Each warrant entitles the holder thereof to purchase one-half of one ordinary share of the Company at a price of $11.50 per whole share. Alpha Star’s ordinary shares, rights and warrants are currently quoted on the OTCID Basic Market under the symbols “ALSAF,” “ALSTF,” and “ALSWF,” respectively.

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

The Business Combination is subject to certain customary closing conditions. There is no assurance that the Proposed Business Combination will be consummated by December 15, 2026 (or any such later date of termination approved in accordance with the amended and restated memorandum and articles of association) described in more detail below.

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

At the Extraordinary General Meeting held on May 2, 2025, the Company’s shareholders approved: (i) the Business Combination Agreement, dated September 12, 2024, by and among the Company, XDATA and PubCo, and the transactions contemplated thereby; (ii) the reincorporation merger pursuant to the Plan of Merger (as defined in the Business Combination Agreement); (iii) the issuance of PubCo securities in connection with the Business Combination in order to comply with Nasdaq Listing Rules 5635(a), (b) and (d); (iv) the adoption of the amended and restated memorandum and articles of association of PubCo and the change of name of PubCo to “Xdata Group”; (v) the adoption of the incentive plan of PubCo; and (vi) the appointment of five directors of PubCo.

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

The representations and warranties made in the Business Combination Agreement will not survive the consummation of the Transactions.

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

Currently, we have until December 15, 2026 to consummate an initial business combination, with a monthly extension fee of $35,000.

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

In our initial public offering, we sold units at an offering price of $10.00. Each unit consists of one ordinary share, one right to receive one-seventh (1/7) of an ordinary share upon the consummation of an initial business combination and one redeemable warrant. Each warrant entitles the holder thereof to purchase one-half of one ordinary share. We will not issue fractional shares in connection with the exercise of the warrants. As a result, a warrant holder must exercise warrants in multiples of two warrants, at a price of $11.50 per full share, subject to adjustment. Each warrant will become exercisable on the later of the completion of an initial business combination and 9 months from December 15, 2021 and will expire five years after the completion of an initial business combination, or earlier upon redemption. Effective January 18, 2022, the component parts of the units began trading separately.

As of December 31, 2025, there were 3,227,664 ordinary shares issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law. Unless specified in the Companies Law, our amended and restated memorandum and articles of association or applicable stock exchange rules, the affirmative vote of a majority of our ordinary shares that are voted is required to approve any such matter voted on by our shareholders.

As of December 31, 2025, there are warrants outstanding to acquire an aggregate of 5,750,000 ordinary shares.  We will not be obligated to deliver any ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the satisfaction of our obligations described below with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the ordinary share underlying such unit.

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

For the proposed Business Combination, we have provided our public shareholders with the opportunity to redeem all or a portion of their ordinary shares in connection with a shareholder meeting called to approve the proposed Business Combination. Our shareholders approved the business combination at such meeting held on May 2, 2025. The proposed Business Combination has not yet been consummated.

Currently, we have until December 15, 2026 to consummate an initial business combination. If we are unable to complete our initial business combination by December 15, 2026, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to the applicable laws; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable laws. There will be no redemption rights or liquidating distributions with respect to our rights and warrants, which will expire worthless if we fail to complete our initial business combination by December 15, 2026.

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

Our Sponsor, A-Star Management Corp., is controlled by our Chairman and Chief Executive Officer Mr. Zhe Zhang, who is a PRC citizen. Our Sponsor currently owns approximately 99.3% of our outstanding shares . Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS review was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our initial business combination with any potential target company falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this Annual Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations. An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with all other information contained in this Annual Report, including the consolidated financial statements, before making a decision to invest in our securities. This Annual Report contains forward looking statements that involve risks and uncertainties. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected and could differ materially from those anticipated in the forward-looking statements. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Although we have entered into the Business Combination Agreement and currently intend to consummate our Initial Business Combination with XDATA, we have not yet consummated the proposed Business Combination. As a smaller reporting company, we are not required to include risk factors in this Annual Report. Nonetheless, we have listed out various risks as set forth below that are relevant to the consummation of our proposed Business Combination with XDATA, and certain risks will be relevant if, for any reason, we do not consummate our proposed business combination with XDATA and are required to seek a new target business with which to consummate our initial business combination. You should therefore carefully consider all of the risks described below, despite the fact that we currently intend to consummate our Initial Business Combination with XDATA.

Risks Relating to Our Search for and Consummation of, or Inability to Consummate a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

Although our shareholders approved our proposed business combination with XDATA at a shareholder meeting held on May 2, 2025, the business combination has not yet been consummated. If the proposed business combination with XDATA is not completed and we pursue an alternative business combination with another target, we may, in certain circumstances, choose not to hold a shareholder vote to approve another proposed initial business combination (if any) unless that business combination would require shareholders’ approval under applicable law or stock exchange listing requirements. Except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholders’ approval of a proposed business or will allow public shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholders’ approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.

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

At the time we entered into the Business Combination Agreement with XDATA for our Business Combination, or other potential target business that we may pursue if we fail to consummate the Business Combination with XDATA, we would not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

Currently, we have until December 15, 2026 to consummate an initial business combination. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $50,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10 per public share, or less than $10 per public share, on the redemption of their shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10 per public share” and other risk factors as stipulated herein.

If we seek shareholders’ approval of our initial business combination, our Sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on the proposed business combination and reduce the public “float” of our securities.

Although our shareholders approved our proposed business combination with XDATA at a shareholder meeting held on May 2, 2025, the business combination has not yet been consummated. If the proposed business combination with XDATA is not completed and we pursue an alternative business combination with another target, we may seek shareholders’ approval of such business combination or conduct redemptions in connection with our initial business combination pursuant to the tender offer rules. In connection with our initial business combination, our Sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our Initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material non-public information), our Sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, our Sponsor, directors, officers, advisors or any of their respective affiliates are under no obligations or duty to do so and they have no current commitments, plans or intentions to engage in such purchases or other transactions and have not formulated any terms or conditions for any such purchases or other transactions. The purpose of such purchases could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining shareholders’ approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination that may not otherwise have been possible.

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

We complied with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our Business Combination with Xdata. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares.

If the proposed business combination with XDATA is not completed and we pursue an alternative business combination with another target, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

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

Additionally, potential target companies may be less inclined to consummate a transaction with us because definitive documentation for such a transaction will preclude any recourse against our trust account, meaning that potential counterparties may determine that they do not have adequate contractual remedies in the event a transaction fails to close. These factors may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we do not complete our initial business combination, our public shareholders may receive only approximately $ per share on the liquidation of our trust account. In certain circumstances, our public shareholders may receive less than $10 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10 per share” and other risk factors herein.

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

On December 11, 2025, we held an Extraordinary General Meeting of shareholders and approved the proposal to extend the date by which it must consummate a business combination to December 15, 2026. Currently, we have until December 15, 2026 to consummate an initial business combination. If we have not completed our initial business combination within such extended period, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the initial 36 months before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholders’ approval of the transaction is required by law, or we decide to obtain shareholders’ approval for business or other reasons, it may be more difficult for us to attain shareholders’ approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public shareholders may receive only approximately $10 per share on the liquidation of our trust account. In certain circumstances, our public shareholders may receive less than $10 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10 per share” and other risk factors herein.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time, attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination (including our proposed Business Combination with XDATA), the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public shareholders may receive only approximately $10 per share on the liquidation of our trust account. In certain circumstances, our public shareholders may receive less than $10 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10 per share” and other risk factors below.

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

Nasdaq Rule 5815 was amended effective October 7, 2024 to provide for immediate suspension and delisting for failure to meet the 36-month requirement in Nasdaq Rule IM 5101-2(b) to complete a business combination, and the Company’s securities were suspended from trading on Nasdaq upon receiving a delisting determination letter from Nasdaq after the 36-month window ended on December 13, 2024.

Nasdaq Rule IM 5101-2 requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement, which, in the case of Alpha Star, would be December 13, 2024. Nasdaq Rule IM 5810-1 provides that Nasdaq will inform a company that its securities are immediately subject to suspension and delisting in the event that the company fails to comply with rule IM 5101-2. Nasdaq Rule 5815 was amended effective October 7, 2024 to provide for the immediate suspension and delisting upon issuance of a delisting determination letter for failure to meet the requirement in Nasdaq Rule IM 5101-2. Nasdaq may only reverse the determination if it finds it made a factual error applying the applicable rule, which is unlikely if Nasdaq provides the delisting determination letter after the 36-month window.

On December 16, 2024, the Company received a written notice from the Listing Qualifications Department of Nasdaq stating that the Staff had determined that the Company’s securities would be delisted from Nasdaq pursuant to Nasdaq Listing Rule IM-5101-2, since the Company failed to complete its initial business combination by December 13, 2024. The Company did not appeal the delisting determination. As a result, at the opening of business on December 23, 2024, the Company’s securities were suspended from trading on Nasdaq. Further, a Form 25-NSE has been filed by Nasdaq with the SEC on May 20, 2025. Following the filing of the Form 25-NSE, the Company’s securities have been delisted from Nasdaq.

On December 27, 2024, the Company held an Extraordinary General Meeting and approved the proposal to extend the date by which it must consummate a business combination to June 15, 2025. In connection with the shareholders meeting to vote for such extension, the public shares are entitled to exercise the redemption right and 880,335 public shares tendered for redemption. The total redemption payment was $10,819,317.15 and was distributed in January 2025.

On June 12, 2025, the Company held an Extraordinary General Meeting of shareholders, at which the shareholders approved certain amendments to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate a business combination to December 15, 2025, and amended the Investment Management Trust Agreement to provide the Company with the discretion to extend the liquidation date of the Trust Account up to six (6) additional times, each by a period of one month, from June 15, 2025 to December 15, 2025, by depositing into the Trust Account $35,000 for each one-month extension. In connection with the stockholders’ extension vote on the Extraordinary General Meeting of its shareholders held on June 12, 2025, there were no public shares tendered for redemption in connection with this extension vote.

On December 11, 2025, the Company held an Extraordinary General Meeting of shareholders, at which the shareholders approved certain amendments to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate a business combination to December 15, 2026, and amended the Investment Management Trust Agreement to provide the Company with the discretion to extend the liquidation date of the Trust Account up to six (6) additional times, each by a period of one month, from June 15, 2025 to December 15, 2025, by depositing into the Trust Account $35,000 for each one-month extension. In connection with the stockholders’ extension vote on the Extraordinary General Meeting of its shareholders held on December 11, 2025, a total of 702 public shares were rendered for redemption.

The Company currently has its units, ordinary shares, rights and warrants traded on the OTCID Basic Market, which could limit investors’ ability to make transactions in the Company’s securities and subject the Company to additional trading restrictions. The Company will no longer be attractive as a merger partner if it is no longer listed on an exchange. The Company would face significant material adverse consequences, including:

●	a limited availability of market quotations for its securities;

●	reduced demand and liquidity for its securities;

●	a determination that its securities constitute a “penny stock,” which will require brokers trading in the Company to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for its securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since the Company’s securities were delisted from Nasdaq, they are no longer be considered to be “covered securities” under the National Securities Markets Improvement Act of 1996, and the Company is subject to regulation in each state in which it offers its securities, including in connection with its initial business combination, which may make it more difficult and costly to complete a business combination. In addition, the Company’s shareholders could be prohibited from trading in its securities absent registration in the state where such shareholders live. To date, the Company has not registered its securities in any state and does not currently plan to do so. This may make it difficult or impossible for its shareholders to trade in its securities.

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

In connection with the proposed Business Combination with XDATA, we expect to effect a reincorporation merger pursuant to which Alpha Star will merge with and into PubCo, with PubCo surviving as the holding company of the combined business. As a result of the reincorporation merger, the jurisdiction of incorporation of the combined company would differ from that of Alpha Star prior to the Business Combination.

If the proposed Business Combination with XDATA is not completed and we pursue an alternative business combination with another target, we may, subject to requisite shareholders’ approval by special resolution under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with the proposed Business Combination with XDATA, we expect to effect a reincorporation merger pursuant to which Alpha Star will merge with and into PubCo, with PubCo surviving as the holding company of the combined business. As a result of the reincorporation merger, the jurisdiction of incorporation of the combined company would differ from that of Alpha Star prior to the Business Combination.

If the proposed Business Combination with XDATA is not completed, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business opportunities or capital.

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

Item 3. Legal Proceedings

As of December 31, 2025, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our units started trading on The Nasdaq Global Market under the symbol “ALSAU” on December 13, 2021. Our ordinary shares, rights and warrants began separate trading on January 18, 2022, under the symbols “ALSA,” “ALSAR” and “ALSAW” respectively. On December 16, 2024, we received a written notice from the Listing Qualifications Department of Nasdaq stating that the Staff had determined that our units, ordinary shares, rights and warrants would be delisted from Nasdaq pursuant to Nasdaq Listing Rule IM-5101-2, since we failed to complete our initial business combination by December 13, 2024. As such, our securities were suspended from trading on Nasdaq at the opening of business on December 23, 2024. Our securities were removed from listing and registration on Nasdaq following the filing of a Form 25-NSE with the SEC on May 20, 2025. Following the suspension of trading on Nasdaq, our units, ordinary shares, rights and warrants are currently traded on the OTCID Basic Market under the symbols “ALSUF,” “ALSAF,” “ALSTF,” and “ALSWF,” respectively.

The delisting from Nasdaq and the commencement of trading on the OTCID Basic Market is not expected to significantly affect the Business Combination with XDATA. Upon consummation of the Business Combination, PubCo intends to become a publicly-traded holding company named “Xdata Group.” for the combined company.

Stockholders of Record

On March 19, 2026, there were two holders of record of our Units, three holders of record of our Ordinary Shares, 135 holders of record of our Rights and one holder of record of our Warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of any of our securities whose securities are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Use of Proceeds

The registration statement for our initial public offering was declared effective by the Securities and Exchange Commission on December 13, 2021. We completed our initial public offering on December 15, 2021. In our initial public offering, we sold units at an offering price of $10.00. Each unit consists of one ordinary share, one right and one redeemable warrant. Each right entitles the holders thereof to receive one seventh (1/7) of one ordinary share upon the consumption of the initial business combination. Each warrant entitles the holder thereof to purchase one-half of one ordinary share. We will not issue fractional shares in connection with the exercise of the warrants.

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

Transaction costs related to our initial public offering amounted to $5,669,696, consisting of $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees and $494,696 of other offering costs. A total of $115,000,000, comprised of $112,700,000 of the proceeds from the initial public offering (which amount includes up to $2,875,000 of the underwriter’s deferred discount) and $2,300,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account, established by VStock Transfer LLC, our transfer agent and maintained at Wilmington Trust, National Association, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination; (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 9 months from the closing of the initial public offering (or up to 21 months from the closing of the initial public offering if we extend the period of time to consummate a business combination), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity; and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination by December 15, 2026.

On October 13, 2025, in consideration of the redemption levels by the Company public shareholders and the balance of the Trust Account following the shareholder redemptions in connection with the business combination of the Company and XDATA, among other factors, the Company, Ladenburg and XDATA entered into an amendment to the Initial Underwriting Agreement, pursuant to which Ladenburg agreed to reduce the deferred underwriting commission from $2,875,000 to $950,000, to be paid in cash by the Company or, if the Company fails to do so, by OU XDATA GROUP, at the closing of the Business Combination.

For the year ended December 31, 2025, net cash used in operating activities was 651,811. As of December 31, 2025, the Company had working capital deficit of $2,015,785.

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

For the years ended December 31, 2025 and 2024, we had a net loss of $(847,048) and net income of $1,344,563 which consisted of formation and operational costs of $887,584 and $913,909, interest income on marketable securities held in the trust account of $38,286 and $2,217,105, and unrealized gain on marketable securities held in trust account of $2,250 and $41,367, respectively. The formation and operational costs mainly consisted of administrative expenses to the sponsor and professional expenses. Other income and unrealized gain on marketable securities mainly consist of tax-exempt interest income.

Liquidity and Capital Resources

On December 15, 2021, we consummated the initial public offering of 11,500,000 Units, generating gross proceeds of $115,000,000. Concurrently with the closing of the initial public offering, we consummated the sale of 330,000 Private Units to the Sponsor at a price of $10.00 per Private Unit generating gross proceeds of $3,300,000.

Following the initial public offering and the sale of the Private Units, a total of $115,000,000 was placed in the Trust Account. We incurred $5,669,696 in transaction costs, including $2,300,000 of underwriting fees, $2,875,000 of deferred underwriting fees of which was reduced to $950,000 on October 13, 2025 and $494,696 of other offering costs.

For the years ended December 31, 2025 and 2024, net cash used in operating activities was $(651,811) and $(243,395), which mainly consisted of net loss of $(847,048) and net income of $1,344,563, adjusted with net changes in interest earned in investments of $(40,536) and $(2,258,472), Accrued expenses of $240,588 and 129,812, prepaid expense of $(4,815) and $11,000 , and due to Sponsor of $nil and $529,702. Net cash provided by investing activities was $10,434,317 and $92,737,281, which mainly consisted of $10,819,317 and $93,382,281 sales of investment in the marketable securities held in Trust Account in purpose to repay the redemption, partially offset by $(385,000) and $(630,000) monthly extension fund reinvestment. Net cash used in financing activities was $(9,782,506) and $(92,493,886) which mainly consisted of $(10,819,317) and $(93,382,281) cash withdrawn from the Trust Account to redeem public shares, partially offset by $1,036,811 and $888,395 of proceeds from promissory note and Sponsor loan.

As of December 31, 2025 and 2024, we had investments held in the Trust Account of $718,072 and $11,111,853. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned thereon (excluding deferred underwriting commissions), to complete our business combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025 and 2024, we had cash of $nil and $nil held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

The Company had issued the following promissory notes (collectively, the “Notes”):

On September 13, 2022, December 13, 2022, March 13, 2023 and September 20, 2023 the Company issued four promissory notes in the principal amount of up to $1,000,000, $1,300,000, $2,500,000 and $2,500,000, respectively, to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to the related amount to pay the extension fee and transaction cost. The Notes are repayable in full upon the date of the consummation of the Company’s initial business combination pursuant to the amendment of the Notes. The Notes have no conversion feature, no collateral and bear no interest.

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

On September 25, 2024, the Company entered into supplementary agreements with its Sponsor, pursuant to which the Sponsor agrees to waive the principal balance of the Notes and the Loan with a total amount of $6,245,961 and $746,270, respectively. After the waiver, as of December 31, 2025, and 2024, the balance of Promissory notes and loan payable to Sponsor $1,431,299 and $394,488, respectively.

On March 16, 2026, the Company entered into a loan agreement, by and among the Company and Sponsor, pursuant to which the Sponsor agreed to loan an aggregate of US$0.5 million to the Company, to cover the Company’s certain transaction costs and extension fee (the “2026 Loan”). The 2026 Loan will not accrue any interest. Pursuant to the Loan Agreement, the Loan shall be payable on the date on which the Company consummates its initial business combination. The principal balance may be prepaid at any time.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters were originally entitled to a deferred fee of two and one-half percent (2.5%) of the gross proceeds of the initial public offering, or $2,875,000, payable in cash. The deferred fee will be paid in cash upon the closing of a business combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

On October 13, 2025, in consideration of the redemption levels by Alpha Star public shareholders and the balance of the Trust Account following the shareholder redemptions in connection with the business combination of the Company and OU XDATA GROUP among other factors, the Company, Ladenburg and OU XDATA GROUP entered into an amendment to the Initial Underwriting Agreement, pursuant to which Ladenburg agreed to reduce the DUC (the “Deferred Underwriting Commissions”) from $2,875,000 to $950,000, to be paid in cash by the Company or, if the Company fails to do so, by OU XDATA GROUP, at the closing of the Business Combination.

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

Warrants

The Company evaluates the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, both Public and Private Warrants are classified in stockholders’ equity as of December 31, 2025 and 2024.

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

The calculation of diluted net income (loss) per ordinary shares and related weighted average of the ordinary shares does not consider the effect of the warrants and rights issued in connection with the (i) initial public offering; and (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate, and the rights are exercisable to convert 1,690,000 shares of ordinary shares in the aggregate. As of December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company other than above. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our interim condensed financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of the initial public offering and the sale of the private placement units held in the trust account will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2025.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2025, relating to ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified for the current year’s financial reporting. We concluded that the failure to timely identify such accounting errors constituted a material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2025.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making these assessments, management used the criteria as set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting as of December 31, 2025 was not effective.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers And Corporate Governance

Our current directors and executive officers are as follow:

Name	Age	Title
Zhe Zhang	51	Chairman, Chief Executive Officer and Director
Guojian Chen	33	Chief Financial Officer and Director
Patrick Swint	57	Independent Director
Xiaofeng Zhou	44	Independent Director
Huei-Ching Huang	58	Independent Director

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

Xiaofeng Zhou serves as an independent director of our Company since December 2021. Ms. Zhou serves as the managing director and founder of Hainan Genyuan Investment Corp. since October 2020. From September 2019 to October 2020, Ms. Zhou served as the senior strategic consultant for Nanjing Travel Group. Prior to that, from September 2006 to September 2019, Ms. Zhou served as the director, vice president and secretary of the board of directors for Tempus International Commercial Services Corp., a company listed on The Stock Exchange of Hong Kong Limited and Shenzhen Stock Exchange. Ms. Zhou received her LL.B. degree from Shenzhen University in 2004.

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

Item 11. Executive Compensation

No executive officer has received any cash compensation for services rendered to us during the year ended December 31, 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of ordinary shares as of March 19, 2026 by:

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2025, our directors, executive officers, and ten percent stockholders complied with all the Section 16(a) filing requirements.

Item 13. Certain Relationships, and Related Transactions and Director Independence

Certain Relationships and Related Transactions

On April 6, 2021, our Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.01 per share. Our Sponsor owns approximately 99.3% of our issued and outstanding ordinary shares as of December 31, 2025.

Our Sponsor purchased an aggregate of 330,000 private placement units at a price of $10.00 per unit in a private placement that was completed concurrently with the closing of our initial public offering. Each unit consists of one private placement share, one private placement warrant and one private placement right. Each private placement warrant entitles the holder upon exercise to purchase one-half of one ordinary share at a price of $11.50 per whole share, subject to adjustment as provided herein. Each private placement right will be converted to one seventh (1/7) of one ordinary share upon the completion of its initial business combination. The private placement units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

In connection with the completion of our initial public offering, we entered into an Administrative Services Agreement with our Sponsor pursuant to which we pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

The Company had issued the following promissory notes (collectively, the “Notes”):

On September 13, 2022, December 13, 2022, March 13, 2023, and September 20, 2023, the Company issued four promissory notes in the principal amount of up to $1,000,000, $1,300,000, $2,500,000, and $2,500,000 respectively, to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to the related amount to pay the extension fee and transaction cost. The Notes are repayable in full upon the date of the consummation of the Company’s initial business combination pursuant to the amendment of the Notes. The Notes have no conversion feature, no collateral and bear no interest.

On August 26, 2024, the Company entered into a loan agreement, by and among the Company and Sponsor, pursuant to which the Sponsor agreed to loan an aggregate of US$1.5 million to the Company, to cover the Company’s certain transaction costs and extension fee (the “Loan”). The Loan will not accrue any interest. Pursuant to the Loan Agreement, the Loan shall be payable on the date on which the Company consummates its initial business combination.

On September 25, 2024, the Company entered into supplementary agreements with its Sponsor, pursuant to which the Sponsor agrees to waive the principal balance of the Notes and the Loan with a total amount of $6,245,961 and $746,270, respectively. After the waiver and inclusively for the Promissory Note and Loan Agreement, as of December 31, 2025, and December 31, 2024, the balance of promissory notes and loan payable to Sponsor was $1,431,298 and $394,488, respectively.

As of December 31, 2025, and 2024, the remaining balance available under the Promissory Notes and Loan Agreement was $376,471 and $1,413,282, respectively.

On March 16, 2026, the Company entered into a loan agreement, by and among the Company and Sponsor, pursuant to which the Sponsor agreed to loan an aggregate of $0.5 million to the Company, to cover the Company’s certain transaction costs and extension fee. The 2026 Loan will not accrue any interest. Pursuant to the Loan Agreement, the Loan shall be payable on the date on which the Company consummates its initial business combination. The principal balance may be prepaid at any time.

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

Director Independence

The NASDAQ listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We currently have three “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules prior to the completion of our initial public offering. Our board has determined that each of Ms. Xiaofeng Zhou, Mr. Patrick Swint and Ms. Huei-Ching (Tina) Huang are independent directors under applicable SEC and NASDAQ rules. Although we are no longer listed on Nasdaq, we continue to maintain a board with a majority of independent directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to UHY LLP, or UHY, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with the regulatory filings. The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K and Form S-1 for the respective periods and other required filings with the SEC for the year ended December 31, 2025 is $240,000 in total. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulations and consultations concerning financial accounting and reporting standards. We did not pay UHY for consultations concerning financial accounting and reporting standards for the year ended December 31, 2025.

Tax Fees. We did not pay UHY for tax planning and tax advice for the year ended December 31, 2025.

All Other Fees. We did not pay UHY for other services for the year ended December 31, 2025.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alpha Star Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alpha Star Acquisition Corporation and its subsidiary (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue and has incurred, and expects to continue to incur, significant professional costs to remain as a publicly traded company, as well as significant transaction costs in pursuit of the consummation of a Business Combination. The Company’s cash and working capital as of December 31, 2025 are not sufficient to complete its planned activities for one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

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

Irvine, California

March 20, 2026

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Prepaid expense	$6,315	$1,500
Marketable securities held in trust account – current	-	10,819,317
Total current assets	6,315	10,820,817
Noncurrent assets:
Marketable securities held in trust account	718,072	292,536
Total noncurrent assets	718,072	292,536
Total assets	$724,387	$11,113,353

Liabilities and stockholders’ deficit
Current liabilities:
Accrued expenses and other liability	$590,801	$350,213
Promissory notes and loan payable to Sponsor	1,431,299	394,488
Redemption liability	-	10,819,317
Total current liabilities	2,022,100	11,564,018
Noncurrent liabilities:
Deferred underwriting commissions	950,000	2,875,000
Total noncurrent liabilities	950,000	2,875,000
Total liabilities	2,972,100	14,439,018

Commitment and contingencies (Note 6)

Ordinary shares subject to possible redemption, 22,664 and 22,664 shares at redemption value of $31.68 and $12.91 per share at December 31, 2025 and 2024, respectively	718,072	292,536

Stockholders’ deficit:
Ordinary shares, par value $0.001, authorized 50,000,000 shares; 3,205,000 and 3,205,000 shares issued and outstanding at December 31, 2025 and 2024, respectively, excluding 22,664 and 22,664 shares subject to possible redemption	3,205	3,205
Additional paid-in capital	8,259,905	6,760,441
Accumulated deficit	(11,228,895)	(10,381,847)
Total stockholders’ deficit	(2,965,785)	(3,618,201)

Total liabilities and stockholders’ deficit	$724,387	$11,113,353

The accompanying notes are an integral part of the consolidated financial statements.

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2025	For the Year ended December 31, 2024
Operating expenses:
Formation and operational costs	$887,584	$913,909
Loss from operations	(887,584)	(913,909)

Other income:
Interest and dividends earned in trust account	40,536	2,258,472
Total other income	40,536	2,258,472

(Loss) income before income taxes	(847,048)	1,344,563

Income tax expense	-	-
Net (loss) income	$(847,048)	$1,344,563

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	22,664	3,542,643
Redeemable ordinary shares, basic and diluted net income per share	$18.38	$0.59

Non-redeemable ordinary shares, basic and diluted	3,205,000	3,205,000
Non-redeemable ordinary shares, basic and diluted net loss per share	$(0.39)	$(0.23)

The accompanying notes are an integral part of the consolidated financial statements.

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2025 and 2024

	Ordinary Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2025	3,205,000	$3,205	$6,760,441	$(10,381,847)	$(3,618,201)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)	-	-	(40,536)	-	(40,536)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	(385,000)		(385,000)
Reduction of deferred underwriting commissions			1,925,000		1,925,000
Net Loss	-	-	-	(847,048)	(847,048)
Balance at December 31, 2025	3,205,000	$3,205	$8,259,905	$(11,228,895)	$(2,965,785)

	Ordinary Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2024	3,205,000	$3,205	$-	(9,069,727)	$(9,066,522)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)	-	-	(126,789)	(2,131,683)	(2,258,472)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	(105,000)	(525,000)	(630,000)
Debt forgiveness from sponsor			6,992,230		6,992,230
Net income	-	-	-	1,344,563	1,344,563
Balance at December 31, 2024	3,205,000	$3,205	$6,760,441	$(10,381,847)	$(3,618,201)

The accompanying notes are an integral part of the consolidated financial statements.

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2025	For the Year ended December 31, 2024
Cash flows from operating activities:
Net (loss) income	$(847,048)	$1,344,563

Net changes in operating assets & liabilities:
Prepaid expenses	(4,815)	11,000
Interest and dividends earned in trust account	(40,536)	(2,258,472)
Due to Sponsor	-	529,702
Accrued expenses and other liability	240,588	129,812
Net cash used in operating activities	(651,811)	(243,395)

Cash flows from investing activities:
Investment of cash in Trust Account	(385,000)	(630,000)
Proceeds from sales of marketable securities held in Trust Account to redeem public shares	10,819,317	93,382,281
Cash deposit to Trust Account for overdraft of Trust Account service fee	-	(15,000)
Net cash provided by investing activities	10,434,317	92,737,281

Cash flows from financing activities:
Proceeds of Promissory Notes and Sponsor Loan	1,036,811	888,395
Redemption of Public Shares	(10,819,317)	(93,382,281)
Net cash used in financing activities	(9,782,506)	(92,493,886)

Net decrease in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
subsequent measurement of ordinary shares subject to redemption (interest earned on trust account and extension deposits)	$425,536	$2,888,472
Debt forgiveness by Sponsor	$-	$6,992,230
Reduction of deferred underwriting commissions recorded in APIC	$1,925,000	$-
Redemption liabilities accrued for ordinary shares rendered for redemption	$-	$10,819,317

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

On December 11, 2025, the Company held an Extraordinary General Meeting of its shareholders. At the Extraordinary General Meeting, the shareholders approved certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a business combination to December 15, 2026. In connection with the shareholders meeting to vote for such extension, the public shareholders were entitled to exercise the redemption right and no public shares tendered for redemption.

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

On September 21, 2024, the Company, PubCo and XDATA entered into an Expense Settlement Agreement, pursuant to which, XDATA agreed to bear and cover the cost in relation to Pubco’s business operating cost starting from September 1, 2024. PubCo and the Company agreed that XDATA will assume financial responsibility for such expenses as detailed in expense reports or invoices provided by third parties or directly incurred by PubCo. As a result of the Expense Settlement Agreement, the Company recognized other income against the liabilities the Company would otherwise assume for PubCo during the period from September 4, 2024 (Inception) to December 31, 2024 and during the year ended December 31, 2025. The other income recognized by the Company was ultimately eliminated with PubCo’s expenses at consolidation. As of December 31, 2025, PubCo received invoices amounting to $77,532 which was paid by XDATA.

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

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard, Transfer of Listing

On December 16, 2024, the Company was notified by Nasdaq of its upcoming delisting due to the failure to complete its initial business combination by December 13, 2024. Trading ceased on December 23, 2024, and a Form 25-NSE has been filed by Nasdaq with the SEC on May 20, 2025. Following the filing of the Form 25-NSE, the Company’s securities were delisted from Nasdaq. The Company did not appeal the delisting, and its ordinary shares, units, rights and warrants are currently traded on the OTCID Market. Despite this, the planned business combination with OU XDATA GROUP remains on track, with intentions to apply for Nasdaq listing post-merger.

Liquidity and Going Concern

As of December 31, 2025 and 2024, the Company had no cash balance and had a working capital deficit of $ $2,015,785 and $743,201, respectively.

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

On September 13, 2022, December 31, 2022, March 13, 2023, and September 20, 2023, the Company issued four promissory notes (collectively, the “Notes”) in the principal amount of up to $1,000,000, $1,300,000, $2,500,000 and $2,500,000 to the Sponsor, respectively, pursuant to which the Sponsor shall loan to the Company up to the corresponding principal to pay the extension fee and transaction cost. See “Note 5 — Related Party Transactions” for further information.

On September 25, 2024, the Company entered into supplementary agreements with its Sponsor, pursuant to which the Sponsor agrees to waive the principal balance of the Notes and related party loan with a total amount of $6,245,961 and $746,270, respectively. (See Note 5)

On March 16, 2026, the Company entered into a loan agreement, by and among the Company and Sponsor, pursuant to which the Sponsor agreed to loan an aggregate of $0.5 million to the Company, to cover the Company’s certain transaction costs and extension fee. The Loan will not accrue any interest. Pursuant to the Loan Agreement, the Loan shall be payable on the date on which the Company consummates its initial business combination.

If the Company underestimates the costs of identifying a target business, undertaking due diligence and negotiating a Business Combination or the actual amount necessary is higher, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company has become obligated to redeem a significant number of its Public Shares upon completion of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. In addition, the Company has until December 15, 2026 (the “Liquidation Date”) to consummate a business combination.

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

Management believes that, as of December 31, 2025, the Company had insufficient working capital to cover its short-term operating needs. The Company had no revenue before the Business Combination. It incurred and expected to continue to incur significant professional costs to remain a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), specifically Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company doesn’t not have any critical accounting estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash account and did not have any cash equivalents as of December 31, 2025 and 2024, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2025 and December 31, 2024, the Company does not have a cash account in any financial institutions, respectively.

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned and unrealized gain on marketable securities held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $718,072 of marketable securities held in the Trust Account as of December 31, 2025, and $11,111,853 (including current portion of $10,819,317 and the noncurrent portion of $292,536) of marketable securities held in the Trust Account as of December 31, 2024, respectively.

During the years ended December 31, 2025, and 2024, interest earned from the Trust Account amounted to $40,536 and $2,258,472, of which $ 38,286 and $2,217,105 were reinvested in the Trust Account, respectively. $2,250 and $41,367 were recognized as unrealized gain on investments held in the Trust Account during the year ended December 31, 2025, and 2024, respectively.

During the years ended December 31, 2025, and 2024, nil and 9,040,839 shares held by public shareholders were redeemed, and the Company paid $10,819,317 and $93,382,281 cash out of the Trust Account for the redemption, respectively. As of December 31, 2025, and 2024, the Company had nil and $10,819,317 payable as redemption liabilities.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants and rights issued in connection with the (i) IPO; (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events; and (iii) the effect of the rights to receive 1,690,000 shares. The warrants are exercisable to purchase 5,915,000 ordinary shares in the aggregate. As of December 31, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary share for the periods presented.

The net (loss) income per share presented in the consolidated statements of operations is based on the following:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Net (loss) income	$(847,048)	$1,344,563
Remeasurement to redemption value – interest income earned	(40,536)	(2,258,472)
Remeasurement to redemption value – extension fee	(385,000)	(630,000)
Net loss including accretion of temporary equity to redemption value	$(1,272,584)	$(1,543,909)

	For the year ended December 31, 2025		For the year ended December 31, 2024
	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(1,263,648)	$(8,936)	$(733,327)	$(810,582)
Accretion of temporary equity	-	385,000	-	630,000
Accretion of temporary equity - interest	-	40,536	-	2,258,472
Allocation of net income (loss)	$(1,263,648)	$416,600	$(733,327)	$2,077,890

Denominators:
Weighted-average shares outstanding	3,205,000	22,664	3,205,000	3,542,643
Basic and diluted net income (loss) per share	$(0.39)	$18.38	$(0.23)	$0.59

Income Taxes

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act. ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s condensed financial statements.

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

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provision of the Inflation Reduction Act (the IRA) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes a parent or affiliate to the Company, the Company may become a “covered corporation” as a listed Company in Nasdaq. On July 13, 2023, January 10, 2024, July 12, 2024 and December 27, 2024, 2,436,497, 3,319,923, 4,840,581 and 880,335 public shares were rendered for redemption in connection with an extension vote, respectively (see “Note 1 — Description of Organization and Business Operations” for further information). The management team has evaluated the IRA as of December 31, 2025, and does not accrue any excise tax related to the redemption as the Company believes it is not a “covered corporation” under Internal Revenue Code Section 4501. The management team will continue to evaluate its impact.

The Company adopted ASU 2023-09, Income Taxes, in the year ended December 31, 2025, which requires further enhances income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. Management does not believe that the adoption of the ASU has any material impact on the Company’s consolidated financial statements.

The provision for income taxes was deemed to be immaterial for years ended December 31, 2025, and 2024.

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

Recently Issued Accounting Standards

Management has evaluated the recently issued accounting pronouncements, including ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, and other recent accounting pronouncements if applicable, and has determined, that management does not believe that any of the recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s balance sheet and the accompanying notes.

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

The 2,875,000 founder shares (the “Founder Shares”) included an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Proposed Offering. On December 15, 2021, the underwriters exercised the over-allotment option in full, so there are no Founder Shares subject to forfeiture as of December 31, 2025 and 2024.

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on December 13, 2021, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. As of December 31, 2025, and 2024, the Company incurred $120,000 in fees for these services, respectively. As of December 31, 2025, and 2024, the balance of administrative service fees was $441,129 and $321,129, respectively, which remained unpaid and included in accrued expenses and other liabilities.

Promissory Note and Loan Payable to Sponsor

Promissory Note — Sponsor

The Company had issued the following promissory notes (collectively, the “Notes”):

On September 13, 2022, December 13, 2022. March 13, 2023, and September 20, 2023, the Company issued four promissory notes in the principal amount of up to $1,000,000, $1,300,000, $2,500,000, and $2,500,000, respectively, to the Sponsor, pursuant to which the Sponsor shall loan to the Company up to the related amount to pay the extension fee and transaction cost. The Notes are repayable in full upon the date of the consummation of the Company’s initial business combination pursuant to the Notes and related amendments. The Notes have no conversion feature, no collateral and bear no interest.

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

Balance of Promissory Note and Loan Payable to Sponsor

The waiver of the Sponsor liabilities was accounted as a debt extinguishment in accordance with ASC470-50-40-2, and the waived balance of $6,992,231 is recognized in additional paid-in capital, as the extinguishment transactions between related parties were deemed to be capital transactions.

After the waiver and inclusively for the Promissory Note and Loan Agreement, as of December 31, 2025 and 2024, the balance of promissory notes and loan payable to Sponsor was $1,431,298 and $394,488, respectively.

During the year ended December 31, 2025, the Company drew down $385,000 from the Notes to pay the extension contribution of $35,000 each month from January to November 2025.

As of December 31, 2025, and 2024, the remaining balance available under the Promissory Notes and Loan Agreement was $376,471 and $1,413,282, respectively.

Note 6 – Commitments and Contingencies

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Furthermore, changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. On February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. More recently on April 2, 2025, President Trump signed an executive order imposing a minimum 10 percent baseline tariff on all U.S. imports, with higher tariffs applied to imports from 57 specific countries. The baseline tariff rate became effective on April 5, while tariffs on imports from the 57 targeted nations, ranging from 11 to 50 percent, took effect on April 9. On the same day, President Trump announced a 90-day ‘pause’ on reciprocal tariffs for all but China, which continues to face tariffs as high as 145%. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, and tariff on imports from foreign countries could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

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

The underwriters were originally entitled to a deferred underwriting commission of 2.5% of the gross proceeds of the IPO, or $2,875,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

On October 13, 2025, in consideration of the redemption levels by Alpha Star public shareholders and the balance of the Trust Account following the shareholder redemptions in connection with the business combination of the Company and OU XDATA GROUP among other factors, the Company, Ladenburg and OU XDATA GROUP entered into an amendment to the Initial Underwriting Agreement, pursuant to which Ladenburg agreed to reduce the deferred underwriting commissions from $2,875,000 to $950,000, to be paid in cash by the Company or, if the Company fails to do so, by OU XDATA GROUP, at the closing of the Business Combination.

The Company has deferred underwriting commissions of $950,000 and $2,875,000 as of December 31, 2025, and 2024, respectively.

The waived amount of $1,925,500 was recorded as a reduction of deferred underwriting commissions and reflected as an increase to additional paid-in capital, consistent with the SEC’s guidance in SAB Topic 5A. As the Deferred Underwriting Commission is directly associated with the Company’s equity offering, no gain was recognized in the consolidated statements of operations.

The Company also considered the guidance in ASC 405-20-40 related to the derecognition of liabilities and concluded that the reduction in the Deferred Underwriting Commission does not represent a gain on extinguishment, as the original obligation was recorded as an equity issuance cost rather than through earnings.

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

Contingencies and Dismissal of the Then-Legal Counsel

The Company may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. As of December 31, 2025 and 2024, there were no legal or administrative proceedings for which a loss was probable and expected to be material to the consolidated financial statements.

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

Note 7 – Stockholders’ Deficit

Ordinary Shares

The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of ordinary shares are entitled to one vote for each ordinary share. As of December 31, 2025, and 2024, there were 3,205,000 ordinary shares issued and outstanding, excluding 22,664 shares subject to possible redemption, respectively.

Public Warrants

Pursuant to the IPO, the Company sold 11,500,000 Units at a price of $10.00 per Unit for a total of $115,000,000. The total amount of ordinary shares subject to possible redemption is 11,500,000. Each Unit consists of one ordinary share, one right to acquire one-seventh (1/7) of an ordinary share, and one redeemable warrant (“Public Warrant”) to purchase one-half of one ordinary share at a price of $11.50 per share, subject to adjustment. As of December 31, 2025, and 2024, the Company had 11,500,000 public warrants outstanding, respectively.

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

Private warrants

The private warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in this offering. As of December 31, 2025, and 2024, the Company had 330,000 private warrants outstanding, respectively.

Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/7 of a share of ordinary shares upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/7 of a share underlying each right upon consummation of the business combination. As of December 31, 2025, and 2024, no rights had been converted into shares.

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

As of December 31, 2025, and 2024, assets held in the Trust Account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2025, and 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

As of December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$718,072	$-	$-

As of December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$11,111,853	$-	$-

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

Note 10 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 20, 2026, the date the consolidated financial statements were issued. Based upon the review, the Company did not identify other subsequent events that would have required adjustment or disclosure except those have been disclosed elsewhere in the notes to the consolidated financial statements and the following:

Subsequent drawdown of the Sponsor loan and the promissory note

Subsequent to December 31, 2025, in addition to the monthly admin service fee charged by the Sponsor which is recorded under the “Accrued expenses and other liability”, the Sponsor paid a total of $288,902 operating expenses on behalf of the Company.

On February 9, 2026, the Sponsor deposited total amounts of $105,000 into its Trust account for its December 2025, January 2026 and February 2026 extension fee, respectively.

On March 16, 2026, the Company entered into a loan agreement, by and among the Company and Sponsor, pursuant to which the Sponsor agreed to loan an aggregate of $0.5 million to the Company, to cover the Company’s certain transaction costs and extension fee. The Loan will not accrue any interest. Pursuant to the Loan Agreement, the Loan shall be payable on the date on which the Company consummates its initial business combination.

(3)	Exhibits:

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
2.1	Business Combination Agreement dated September 12, 2024, by and among the Company, OU XDATA GROUP and Roman Eloshvili (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 13, 2024).
2.2	Supplemental Agreement, dated as of December 15, 2024, by and between the Company, OU XDATA GROUP, Roman Eloshvili and Xdata Group (incorporated herein by reference to Exhibit 2.2 to our Annual Report on Form 10-K filed on February 24, 2025).
3.1	Amended and Restated Memorandum and Articles of Association adopted by special resolution on July 13, 2023 (incorporated herein by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed on February 24, 2025).
3.2	Amended and Restated Memorandum and Articles of Association of Alpha Star Acquisition Corporation amended by special resolutions on January 10, 2024, July 12, 2024 and December 27, 2024, respectively (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 12, 2024, July 15, 2024, December 27, 2024, June 12, 2025, and December 12, 2025).
4.1	Form of Specimen Alpha Star Unit Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 filed on June 29, 2021).
4.2	Form of Specimen Alpha Star Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 filed on June 29, 2021).
4.3	Form of Specimen Alpha Star Warrant Certificate (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1 filed on June 29, 2021).
4.4	Form of Specimen Alpha Star Right Certificate (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1 filed on June 29, 2021).
4.5	Description of Registrant’s Securities (incorporated herein by reference to Exhibit 4.2 to our Annual Report on Form 10-K filed on July 3, 2024).
10.1	Promissory note dated September 13, 2022 (incorporated herein by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on July 3, 2024).
10.2	Promissory note dated December 13, 2022 (incorporated herein by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on July 3, 2024).
10.3	Promissory note dated March 13, 2023 (incorporated herein by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed on July 3, 2024).
10.4	Loan Agreement dated August 26, 2024, by and between the Company and A-Star Management Corporation (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 3, 2024).
10.5	Form of Sponsor Voting and Support Agreement, to be entered by and among the Company, Xdata Group and A-Star Management Corporation (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 13, 2024).
10.6	Form of Sponsor Lock-Up Agreement,to be entered by and between Xdata Group and A-Star Management Corporation (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 13, 2024).
10.7	Form of XDATA Shareholder Lock-Up and Support Agreement, to be entered by and among the Company, Xdata Group and certain shareholders of OU XDATA GROUP (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 13, 2024).
10.8	Form of Amended and Restated Registration Rights Agreement, to be entered by and among the Company, Xdata Group and A-Star Management Corporation (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 13, 2024).
10.9	Loan Agreement dated March 16, 2026, by and between the Company and A-Star Management Corporation (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2026).
14.1	Code of Ethics (incorporated by reference to Exhibit 14 to our Registration Statement on Form S-1 filed on June 29, 2021).
19.1	Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to our Annual Report on Form 10-K filed on February 24, 2025).
21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on February 24, 2025).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1	Clawback Policy (incorporated herein by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed on February 24, 2025).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Schema Document.
101.CAL*	Inline XBRL Calculation Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
101.LAB*	Inline XBRL Label Linkbase Document.
101.PRE*	Inline XBRL Presentation Linkbase Document.
104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

ITEM 16. Form 10-K Summary

None.

52

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 20, 2026.

ALPHA STAR ACQUISITION CORPORATION

By:	/s/ Zhe Zhang
Zhe Zhang
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Zhe Zhang	Chairman of the Board, Chief Executive Officer
Zhe Zhang	(Principal Executive Officer)	March 20, 2026

/s/ Guojian Chen	Chief Financial Officer
Guojian Chen	(Principal Financial and Accounting Officer)	March 20, 2026

/s/ Patrick Swint	Director
Patrick Swint		March 20, 2026

/s/ Xiaofeng Zhou	Director
Xiaofeng Zhou		March 20, 2026

/s/ Huei-Ching Huang	Director
Huei-Ching Huang		March 20, 2026

53