Form 10-Q
period 2026-03-31
Alpha Star Acquisition Corp
filed 2026-05-15
CIK 1865111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Securities registered pursuant to Section 12(b) of the Act: None

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of May 15, 2026, there were 3,226,962 ordinary shares with par value of $0.001, issued and outstanding (assuming all of the units issued in our initial public offering completed on December 15, 2021 were split on such date).

ALPHA STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2026	December 31, 2025

Assets
Current assets:
Prepaid expense	$61,975	$6,315
Marketable securities held in trust account - current	22,190
Total current assets	84,165	6,315
Noncurrent assets:
Marketable securities held in trust account	807,697	718,072
Total noncurrent assets	807,697	718,072
Total assets	$891,862	$724,387

Liabilities and stockholders’ deficit
Current liabilities:
Accrued expenses and other liabilities	$475,157	$590,801
Redemption liability	22,190	-
Promissory notes and loan payable to Sponsor	1,880,216	1,431,299
Total current liabilities	2,377,563	2,022,100
Noncurrent liabilities:
Deferred underwriting commissions	950,000	950,000
Total noncurrent liabilities	950,000	950,000
Total liabilities	3,327,563	2,972,100

Commitment and contingencies (Note 6)

Ordinary shares subject to possible redemption, 21,962 and 22,664 shares at redemption value of $36.78 and $31.68 per share at March 31, 2026 and December 31, 2025, respectively	807,697	718,072

Stockholders’ deficit:
Ordinary shares, par value $0.001, authorized 50,000,000 shares; 3,205,000 and 3,205,000 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively, excluding 21,962 and 22,664 shares subject to possible redemption	3,205	3,205
Additional paid-in capital	8,148,090	8,259,905
Accumulated deficit	(11,394,693)	(11,228,895)
Total stockholders’ deficit	(3,243,398)	(2,965,785)

Total liabilities and stockholders’ deficit	$891,862	$724,387

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Operating expenses:
Formation and operational costs	$172,613	$223,812
Loss from operations	(172,613)	(223,812)

Other income:
Interest and dividends earned in trust account	6,815	23,045
Total other income	6,815	23,045

Loss before income taxes	(165,798)	(200,767)

Income tax expense	-	-
Net loss	$(165,798)	$(200,767)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	21,962	22,664
Redeemable ordinary shares, basic and diluted net income per share	$5.01	$5.55

Non-Redeemable ordinary shares, basic and diluted	3,205,000	3,205,000
Non-redeemable ordinary shares, basic and diluted net loss per share	$(0.09)	$(0.10)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

For the three months ended March 31, 2026

	Ordinary Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2025	3,205,000	$3,205	$8,259,905	$(11,228,895)	$(2,965,785)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on trust account)	-	-	(6,815)	-	(6,815)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	(105,000)	-	(105,000)
Net loss	-	-		(165,798)	(165,798)
Balance at March 31, 2026	3,205,000	$3,205	$8,148,090	$(11,394,693)	$(3,243,398)

For the three months ended March 31, 2025

	Ordinary Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2024	3,205,000	$3,205	$6,760,441	$(10,381,847)	$(3,618,201)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on trust account)	-	-	(23,045)	-	(23,045)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	(105,000)	-	(105,000)
Net loss	-	-	-	(200,767)	(200,767)
Balance at March 31, 2025	3,205,000	$3,205	$6,632,396	$(10,582,614)	$(3,947,013)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash flows from operating activities:
Net loss	$(165,798)	$(200,767)

Net changes in operating assets & liabilities:
Interest and dividends earned in trust account	(6,815)	(23,045)
Prepaid expenses	(55,660)	(39,303)
Accrued expenses and other liabilities	(115,644)	53,349
Net cash used in operating activities	(343,917)	(209,766)

Cash flows from investing activities:
Investment of cash in trust account	(105,000)	(105,000)
Cash withdrawn from trust account to redeem public shares	-	10,819,317
Net cash (used in) provided by investing activities	(105,000)	10,714,317

Cash flows from financing activities:
Proceeds from promissory notes and Sponsor loan	448,917	314,766
Redemption of Public Shares	-	(10,819,317)
Net cash provided by (used in) financing activities	448,917	(10,504,551)

Net decrease in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Subsequent measurement of ordinary shares subject to possible redemption	$111,815	$128,045
Redemption liabilities accrued for ordinary shares rendered for redemption	$22,190	$-

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

On May 2, 2025, the Company held an Extraordinary General Meeting of its shareholders. At the Extraordinary General Meeting, the shareholders approved certain proposals related to the business combination with OU XDATA GROUP. In connection with the shareholders meeting to vote for business combination approval, the public shareholders were entitled to exercise the redemption right and 16,029 public shares were tendered for redemption, but the shares have not been redeemed as of March 31, 2026. The redemption price will be determined on the date that is two business days prior to the consummation of the Business Combination.

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

On December 11, 2025, the Company held an Extraordinary General Meeting of its shareholders. At the Extraordinary General Meeting, the shareholders approved certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a business combination to December 15, 2026. In connection with the shareholders meeting to vote for such extension, the public shareholders were entitled to exercise the redemption right and 702 public shares were tendered for redemption. The total redemption payment was $22,190 at a redemption price of $31.61 per share and was distributed in April 2026.

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

On September 21, 2024, the Company, PubCo and XDATA entered into an Expense Settlement Agreement, pursuant to which, XDATA agreed to bear and cover the cost in relation to PubCo’s business operating cost starting from September 1, 2024. PubCo and the Company agreed that XDATA will assume financial responsibility for such expenses as detailed in expense reports or invoices provided by third parties or directly incurred by PubCo. As a result of the Expense Settlement Agreement, the Company assumed no liabilities for the Pubco’s expenses incurred during the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2026 and 2025, PubCo incurred expenses amounting to $25,680 and $66,966 which were either paid or will be subsequently paid by XDATA.

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

Liquidity and Going Concern

As of March 31, 2026 and December 31, 2025, the Company had no cash balance and had a working capital deficit of $2,293,398 and $2,015,785, respectively.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company related party loans up to $1,500,000.

On September 13, 2022, December 31, 2022, March 13, 2023, and September 20, 2023, the Company issued four promissory notes (collectively, the “Notes”) in the principal amount of up to $1,000,000, $1,300,000, $2,500,000, and $2,500,000 to the Sponsor, respectively, pursuant to which the Sponsor shall loan to the Company up to the corresponding principal to pay the extension fee and transaction cost. In addition, on August 26, 2024, the Company entered into a loan agreement with the Sponsor, pursuant to which the Sponsor agreed to loan an aggregate of $1,500,000 to the Company to cover certain transaction costs and extension fees. See “Note 5 — Related Party Transactions” for further information.

On September 25, 2024, the Company entered into supplementary agreements with its Sponsor, pursuant to which the Sponsor agrees to waive the principal balance of the Notes and related party loan with a total amount of $6,245,961 and $746,270, respectively. (See Note 5)

On March 16, 2026, the Company entered into a loan agreement, by and among the Company and Sponsor, pursuant to which the Sponsor agreed to loan an aggregate of $500,000 to the Company, to cover the Company’s certain transaction costs and extension fee. The Loan is non-interest bearing. Pursuant to the Loan Agreement, the Loan shall be payable on the date on which the Company consummates its initial business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by the Liquidation Date, then the Company may cease all operations except for the purpose of liquidating. The uncertainty surrounding the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management believes that, as of March 31, 2026, the Company had insufficient working capital to cover its short-term operating needs. The Company had no revenue before the Business Combination. It incurred and expected to continue to incur significant professional costs to remain a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. These unaudited consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Annual Report for the year ended December 31, 2025, which are included in the Form 10-K filed on March 20, 2026.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, it has different application dates than public companies. The Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited consolidated financial statements with those of another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these unaudited consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash account and did not have any cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2026 and December 31, 2025, the Company does not have a cash account in any financial institutions, respectively.

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned and unrealized gain on marketable securities held in Trust Account in the accompanying unaudited consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $829,887 and $718,072 of marketable securities held in the Trust Account as of March 31, 2026 and December 31, 2025, respectively.

During the three months ended March 31, 2026 and 2025, interest earned from the Trust Account amounted to $6,815 and $23,045, of which $4,329 and $21,556 were reinvested in the Trust Account, respectively. $2,486 and $1,489 were recognized as unrealized gain on investments held in the Trust Account during the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026 and 2025, the Company paid $nil and $10,819,317 cash out of the Trust Account for the redemption, respectively.

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

The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants and rights issued in connection with the (i) IPO; (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events; and (iii) the effect of the rights to receive 1,690,000 shares. The warrants are exercisable to purchase 5,915,000 ordinary shares in the aggregate. As of March 31, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary share for the periods presented.

The net (loss) income per share presented in the unaudited consolidated statements of operations is based on the following:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Net loss	$(165,798)	$(200,767)
Remeasurement to redemption value – interest income earned	(6,815)	(23,045)
Remeasurement to redemption value – extension fee	(105,000)	(105,000)
Net loss including accretion of temporary equity to redemption value	$(277,613)	$(328,812)

	Three Months Ended of March 31, 2026		Three Months Ended of March 31, 2025
	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(275,724)	$(1,889)	$(326,503)	$(2,309)
Accretion of temporary equity	-	105,000	-	105,000
Accretion of temporary equity - interest	-	6,815	-	23,045
Allocation of net income (loss)	$(275,724)	$109,926	$(326,503)	$125,736

Denominators:
Weighted-average shares outstanding	3,205,000	21,962	3,205,000	22,664
Basic and diluted net income (loss) per share	$(0.09)	$5.01	$(0.10)	$5.55

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited consolidated financial statements and prescribes a recognition threshold and measurement process for unaudited consolidated financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified the Cayman Islands as its only “major” tax jurisdiction, as defined. Any interest payable in respect of U.S. debt obligations (if any) held by the Trust Account is intended to qualify for the portfolio interest exemption or otherwise be exempt from U.S. withholding taxes. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited consolidated financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

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

On July 13, 2023, January 10, 2024, July 12, 2024, December 27, 2024 and December 11, 2025, 2,436,497, 3,319,923, 4,840,581, 880,335, and 702 public shares were rendered for redemption in connection with an extension vote, respectively (see “Note 1 — Description of Organization and Business Operations” for further information). The management team has evaluated the IRA as of March 31, 2026, and does not accrue any excise tax related to the redemption as the Company believes it is not a “covered corporation” under Internal Revenue Code Section 4501. The management team will continue to evaluate its impact.

The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2026 and 2025, respectively.

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

Recently Issued Accounting Standards

Management does not believe that any of the recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s unaudited consolidated financial statements.

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

The 2,875,000 founder shares (the “Founder Shares”) included an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Proposed Offering. On December 15, 2021, the underwriters exercised the over-allotment option in full. Accordingly, no Founder Shares remained subject to forfeiture thereafter.

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on December 13, 2021, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For each of the three months ended March 31, 2026 and 2025, the Company incurred $30,000 in fees for these services, respectively. As of March 31, 2026 and December 31, 2025, the balance of administrative service fees was $471,129 and $441,129, respectively, which remained unpaid and included in accrued expenses and other liabilities.

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

On March 16, 2026, the Company entered into a loan agreement, by and among the Company and Sponsor, pursuant to which the Sponsor agreed to loan an aggregate of $500,000 to the Company, to cover the Company’s certain transaction costs and extension fee (the “2026 Loan”). The 2026 Loan will not accrue any interest. Pursuant to the Loan Agreement, the Loan shall be payable on the date on which the Company consummates its initial business combination. The principal balance may be prepaid at any time.

Balance of Promissory Note and Loan Payable to Sponsor

The waiver of the Sponsor liabilities was accounted as a debt extinguishment in accordance with ASC470-50-40-2, and the waived balance of $6,992,231 is recognized in additional paid-in capital, as the extinguishment transactions between related parties were deemed to be capital transactions.

After the waiver and inclusively for the Promissory Note and Loan Agreement, as of March 31, 2026 and December 31, 2025, the balance of promissory notes and loans payable to Sponsor was $1,880,216 and $1,431,298, respectively.

During the three months ended March 31, 2026, the Company drew down $105,000 from the Notes to pay the extension contribution of $35,000 each month for December 2025, and January to February 2026. The full amounts were deposited into the Trust Account immediately.

During the three months ended, March 31, 2026, in addition to the monthly administrative service fee charged by the Sponsor which is recorded under the “Accrued expenses and other liability”, the Sponsor paid a total of $343,917 operating expenses on behalf of the Company, which was recorded as a drawdown of the Sponsor loan.

As of March 31, 2026 and December 31, 2025, the remaining balance available under the Promissory Notes and Loan Agreements was $427,554 and $376,471, respectively.

Note 6 – Commitments and Contingencies

Risks and Uncertainties

Global geopolitical and economic conditions, including the ongoing Russia-Ukraine conflict, tensions in the Middle East, including recent military actions involving the United States and Iran, and related sanctions, trade restrictions, and disruptions in global energy, supply chain, and financial markets, continue to create significant uncertainty and market volatility. In addition, changes in U.S. trade and tariff policies, including tariffs imposed on imports from certain countries, particularly China, and recent legal challenges and Supreme court rulings regarding the executive branch’s tariff authority, have increased uncertainty in international trade and capital markets. These developments, together with retaliatory measures imposed by other countries, may adversely affect global economic conditions, liquidity, commodity prices, inflation, cybersecurity risks, and overall market stability.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

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

The Company has deferred underwriting commissions of $950,000 and $950,000 as of March 31, 2026, and December 31, 2025, respectively.

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

Contingencies and Dismissal of the Then-Legal Counsel

The Company may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. As of March 31, 2026 and December 31, 2025, there were no legal or administrative proceedings for which a loss was probable and expected to be material to the unaudited consolidated financial statements.

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

Note 7 – Stockholders’ Deficit

Ordinary Shares

The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. As of March 31, 2026 and December 31, 2025, there were 3,205,000 ordinary shares issued and outstanding, excluding 21,962 and 22,664 shares subject to possible redemption, respectively.

Public Warrants

Pursuant to the IPO, the Company sold 11,500,000 Units at a price of $10.00 per Unit for a total of $115,000,000. The total amount of ordinary shares subject to possible redemption is 11,500,000. Each Unit consists of one ordinary share, one right to acquire one-seventh (1/7) of an ordinary share, and one redeemable warrant (“Public Warrant”) to purchase one-half of one ordinary share at a price of $11.50 per share, subject to adjustment. As of March 31, 2026 and December 31, 2025, the Company had 11,500,000 public warrants outstanding, respectively, which are exercisable to purchase 5,750,000 ordinary shares.

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

Private warrants

The private warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in this offering. As of March 31, 2026 and December 31, 2025, the Company had 330,000 private warrants outstanding, respectively, which are exercisable to purchase 165,000 ordinary shares.

Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/7 of a share of ordinary shares, or in aggregate receive 1,690,000 ordinary shares, upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/7 of a share underlying each right upon consummation of the business combination. As of March 31, 2026 and December 31, 2025, no rights had been converted into shares.

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

As of March 31, 2026 and December 31, 2025, assets held in the Trust Account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

As of March 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$829,887	$-	$-

As of December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$718,072	$-	$-

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the unaudited consolidated statement of operations as net income (loss). The measure of segment assets is reported on the balance sheet as total assets.

The key measures of segment profit or loss reviewed by the CODM are formation and operational costs. Formation and operational costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the Business Combination within the Combination Period. The CODM also reviews formation and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operational costs, as reported on the unaudited consolidated statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the unaudited consolidated statement of operations and described within their respective disclosures.

Note 10 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 15, 2026, the date the unaudited consolidated financial statements were issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure except those have been disclosed elsewhere in the notes to the unaudited consolidated financial statements and the following:

Subsequent to March 31, 2026, in addition to the monthly admin service fee charged by the Sponsor which is recorded under the “Accrued expenses and other liability”, the Sponsor paid a total of $29,905 operating expenses on behalf of the Company.

On April 20, 2025, the total redemption amount of $22,190 was distributed and the 702 redeemed shares were canceled on the same date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Alpha Star Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to A-Star Management Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please consult the Company’s securities filings on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2026 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2026, we had a net loss of $(165,798), which consisted of operating costs of $172,613, offset by interest income on marketable securities held in the Trust Account of $4,329 and unrealized interest income on marketable securities held in the Trust Account of $2,486, respectively.

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

For the three months ended March 31, 2026, net cash used in operating activities was $343,917. Net loss of $(165,798) consisted of formation and operating costs of $172,613, offset by interest and dividends earned on marketable securities held in trust of $6,815. Net cash used in investing activities was $105,000, representing extension contributions deposited into the marketable security held in trust account. Net cash provided by financing activities was $448,917, representing the proceed of Sponsor promissory note and Sponsor Loan.

For the three months ended March 31, 2025, net cash used in operating activities was $209,766. Net loss of $(200,767) consisted of formation and operating costs of $223,812, offset by interest earned on marketable securities held in trust of $23,045. Net cash used in financing activities was $10,504,551, consisting of $10,819,317 for the redemption of public shares offset by the proceed of sponsor promissory note and Sponsor Loan in the amount of $314,766. Net cash provided by investing activities was $10,714,317, consisting of extension contributions of $105,000 deposited into the marketable security held in trust account and offset by cash of $10,819,317 withdrawn from the trust account to redeem public shares.

As of March 31, 2026, we had marketable securities held in the Trust Account of $829,887. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had nil cash held outside of the Trust Account. We intend to raise funds through borrowing from the Sponsor, and use the funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On August 26, 2024, the Company entered into a loan agreement (the “Loan Agreement”), by and among the Company and Sponsor, pursuant to which the Sponsor agreed to loan an aggregate of $1,500,000 to the Company, to cover the Company’s certain transaction costs and extension fee (the “Loan”). The Loan will not accrue any interest. Pursuant to the Loan Agreement, the Loan shall be payable on the date on which the Company consummates its initial business combination.

On September 25, 2024, the Company entered into supplementary agreements with its Sponsor, pursuant to which the Sponsor agrees to waive the principal balance of the Notes and the Loan with a total amount of $6,245,961 and $746,270, respectively.

On March 16, 2026, the Company entered into a loan agreement, by and among the Company and Sponsor, pursuant to which the Sponsor agreed to loan an aggregate of $500,000 to the Company, to cover the Company’s certain transaction costs and extension fee (the “2026 Loan”). The 2026 Loan is non-interest bearing. Pursuant to the Loan Agreement, the Loan shall be payable on the date on which the Company consummates its initial business combination. The principal balance may be prepaid at any time.

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

Off-Balance Sheets Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheets arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheets arrangements. We have not entered into any off-balance sheets financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the unaudited consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates. We have identified the following critical accounting policies:

Warrants

The Company evaluates the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, both Public and Private Warrants are classified in stockholders’ equity as of March 31, 2026 and 2025.

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

The calculation of diluted net income (loss) per ordinary shares and related weighted average of the ordinary shares does not consider the effect of the warrants and rights issued in connection with the (i) IPO; and (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate, and the rights are exercisable to convert 1,690,000 shares of ordinary shares in the aggregate. As of March 31, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company other than above. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary shares for the periods presented.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2026, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2026.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2025, relating to ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified for the current year’s financial reporting. We concluded that the failure to timely identify such accounting errors constituted a material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2026.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making these assessments, management used the criteria as set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting as of March 31, 2026 was not effective.

This Quarterly Report on Form 10-Q does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings as of the filing date of this Quarterly Report.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our annual report on the Form 10-K for the fiscal year ended December 31, 2025 under Forward-Looking Statements and Item 1A – Risk Factors, filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

On December 11, 2025, the Company held an Extraordinary General Meeting of its shareholders. At the Extraordinary General Meeting, the shareholders approved certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a business combination to December 15, 2026. In connection with the shareholders meeting to vote for such extension, the public shareholders were entitled to exercise the redemption right and 702 public shares were tendered for redemption. The total redemption payment was $22,190 at a redemption price of $31.61 per share and was distributed in April 2026.

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

ALPHA STAR ACQUISITION CORPORATION

Date: May 15, 2026		/s/ Zhe Zhang
	Name:	Zhe Zhang
	Title:	Chief Executive Officer (Principle Executive Officer)

Date: May 15, 2026		/s/ Guojian Chen
	Name:	Guojian Chen
	Title:	Chief Financial Officer (Principle Financial Officer)

