Form 10-Q
period 2026-06-30
Alpha Star Acquisition Corp
filed 2026-08-26
CIK 1865111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of August 26, 2026, there were 3,226,962 ordinary shares with par value of $0.001, issued and outstanding (assuming all of the units issued in our initial public offering completed on December 15, 2021 were split on such date).

ALPHA STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2026	December 31, 2025

Assets
Current assets:
Prepaid expense	$34,335	$6,315
Total current assets	34,335	6,315
Noncurrent assets:
Marketable securities held in trust account	814,834	718,072
Total noncurrent assets	814,834	718,072
Total assets	$849,169	$724,387

Liabilities and stockholders’ deficit
Current liabilities:
Accrued expenses and other liabilities	$567,007	$590,801
Promissory notes and loan payable to Sponsor	1,910,121	1,431,299
Total current liabilities	2,477,128	2,022,100
Noncurrent liabilities:
Deferred underwriting commissions	950,000	950,000
Total noncurrent liabilities	950,000	950,000
Total liabilities	3,427,128	2,972,100

Commitment and contingencies (Note 6)

Ordinary shares subject to possible redemption, 21,962 and 22,664 shares at redemption value of $37.10 and $31.68 per share at June 30, 2026 and December 31, 2025, respectively	814,834	718,072

Stockholders’ deficit:
Ordinary shares, par value $0.001, authorized 50,000,000 shares; 3,205,000 and 3,205,000 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively, excluding 21,962 and 22,664 shares subject to possible redemption	3,205	3,205
Additional paid-in capital	8,140,953	8,259,905
Accumulated deficit	(11,536,951)	(11,228,895)
Total stockholders’ deficit	(3,392,793)	(2,965,785)

Total liabilities and stockholders’ deficit	$849,169	$724,387

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Operating expenses:
Formation and operational costs	$149,395	$142,376	$322,008	$366,188
Loss from operations	(149,395)	(142,376)	(322,008)	(366,188)

Other income:
Interest and dividends earned in trust account	7,137	4,881	13,952	27,926
Total other income	7,137	4,881	13,952	27,926

Loss before income taxes	(142,258)	(137,495)	(308,056)	(338,262)

Income tax expense	-	-	-	-
Net loss	$(142,258)	$(137,495)	$(308,056)	$(338,262)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	21,962	22,664	21,962	22,664
Redeemable ordinary shares, basic and diluted net income per share	$0.28	$4.77	$5.28	$10.32

Non-redeemable ordinary shares, basic and diluted	3,205,000	3,205,000	3,205,000	3,205,000
Non-redeemable ordinary shares, basic and diluted net loss per share	$(0.05)	$(0.08)	$(0.13)	$(0.18)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

For the three and six months ended June 30, 2026

	Ordinary Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2025	3,205,000	$3,205	$8,259,905	$(11,228,895)	$(2,965,785)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)	-	-	(6,815)	-	(6,815)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	(105,000)	-	(105,000)
Net loss				(165,798)	(165,798)
Balance at March 31, 2026	3,205,000	3,205	8,148,090	(11,394,693)	(3,243,398)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealized gain on trust account)	-	-	(7,137)	-	(7,137)
Net loss	-	-		(142,258)	(142,258)
Balance at June 30, 2026	3,205,000	$3,205	$8,140,953	$(11,536,951)	$(3,392,793)

For the three and six months ended June 30, 2025

	Ordinary Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2024	3,205,000	$3,205	$6,760,441	$(10,381,847)	$(3,618,201)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on trust account)	-	-	(23,045)	-	(23,045)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	(105,000)	-	(105,000)
Net loss	-	-	-	(200,767)	(200,767)
Balance at March 31, 2025	3,205,000	3,205	6,632,396	(10,582,614)	(3,947,013)
Subsequent measurement of ordinary shares subject to possible redemption (interest earned and unrealize gain on trust account)	-	-	(4,881)	-	(4,881)
Subsequent measurement of ordinary shares subject to possible redemption (additional funding for business combination extension)	-	-	(105,000)	-	(105,000)
Net loss	-	-	-	(137,495)	(137,495)
Balance at June 30, 2025	3,205,000	$3,205	$6,522,515	$(10,720,109)	$(4,194,389)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA STAR ACQUISITION CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Cash flows from operating activities:
Net loss	$(308,056)	$(338,262)

Net changes in operating assets & liabilities:
Interest and dividends earned in trust account	(13,952)	(27,926)
Prepaid expenses	(28,020)	(259,969)
Accrued expenses and other liabilities	(23,794)	97,456
Net cash used in operating activities	(373,822)	(528,701)

Cash flows from investing activities:
Investment of cash in Trust Account	(105,000)	(210,000)
Cash withdrawn from Trust Account to redeem public shares	22,190	10,819,317
Net cash (used in) provided by investing activities	(82,810)	10,609,317

Cash flows from financing activities:
Proceeds from promissory notes and Sponsor loan	478,822	738,701
Redemption of Public Shares	(22,190)	(10,819,317)
Net cash provided by (used in) financing activities	456,632	(10,080,616)

Net decrease in cash in escrow	-	-
Cash in escrow at beginning of period	-	-
Cash in escrow at end of period	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Subsequent measurement of ordinary shares subject to possible redemption	$118,952	$237,926

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

On May 2, 2025, the Company held an Extraordinary General Meeting of its shareholders. At the Extraordinary General Meeting, the shareholders approved certain proposals related to the business combination with OU XDATA GROUP. In connection with the shareholders meeting to vote for business combination approval, the public shareholders were entitled to exercise the redemption right and 16,029 public shares were tendered for redemption but the shares have not been redeemed as of June 30, 2026. The redemption price will be determined on the date that is two business days prior to the consummation of the Business Combination.

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

On June 24, 2026, the Company held an Extraordinary General Meeting of its shareholders. At the Extraordinary General Meeting, the shareholders approved certain proposals related to the business combination with OU XDATA GROUP. In connection with the shareholders meeting to vote for business combination approval, the public shareholders were entitled to exercise the redemption right and 46 public shares were tendered for redemption but the shares have not been redeemed as of June 30, 2026. The redemption price will be determined on the date that is two business days prior to the consummation of the Business Combination.

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

Certain extension payments due from March 31, 2026 through July 31, 2026 were funded after their respective due dates. As of the issuance date of these financial statements, the Sponsor or its designee had remitted all outstanding extension payments; however, the funds for the August extension payment had not yet been received by Wilmington Trust, National Association, in its capacity as trustee. The failure to timely make the extension payments (the “Late Payments”) constituted a breach of the extension provisions of the current Amended and Restated Memorandum and Articles of Association and Trust Agreement. If the Sponsor or its designee failed to make the required deposits on a timely basis, such failure would have required the Company to cease operations and liquidate in accordance with Article 36.2 of the Current Amended and Restated Memorandum and Articles of Association and the Trust Agreement. The Company did not commence liquidation proceedings and continues to pursue the Business Combination. There can be no assurance that a court would not determine that the Company was required to liquidate upon the initial failure to timely fund the extension payments, which could adversely affect the completion of the Business Combination.

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

On September 4, 2024, Xdata Group (“PubCo”) was incorporated as a Cayman Islands exempted company and the wholly owned subsidiary of the Company in accordance with the Business Combination Agreement.

On September 21, 2024, the Company, PubCo and XDATA entered into an Expense Settlement Agreement, pursuant to which, XDATA agreed to bear and cover the cost in relation to PubCo’s business operating cost starting from September 1, 2024. PubCo and the Company agreed that XDATA will assume financial responsibility for such expenses as detailed in expense reports or invoices provided by third parties or directly incurred by PubCo. As a result of the Expense Settlement Agreement, the Company assumed no liabilities for the Pubco expenses incurred during the three and six months ended June 30, 2026 and 2025.

For the three months ended June 30, 2026 and 2025, PubCo incurred expenses amounting to $24,635 and $6,100 which were either paid or will be subsequently paid by XDATA. For the six months ended June 30, 2026 and 2025, PubCo incurred expenses amounting to $60,565 and $73,066 which were either paid or will be subsequently paid by XDATA.

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

Liquidity and Going Concern

As of June 30, 2026 and December 31, 2025, the Company had no cash balance in the escrow account and had a working capital deficit of $2,442,793 and $2,015,785, respectively.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by the Liquidation Date, then the Company may cease all operations except for the purpose of liquidating. The uncertainty surrounding the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management believes that, as of June 30, 2026, the Company had insufficient working capital to cover its short-term operating needs. The Company had no revenue before the Business Combination. It incurred and expected to continue to incur significant professional costs to remain a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), specifically Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the period ending December 31, 2026, or any future period.

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

Emerging Growth Company

The Company is an emerging growth company as defined by Section 2(a) of the JOBS Act and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exceptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payment not previously approved.

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

Cash in Escrow

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash held in escrow and did not have any cash and cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2026 and December 31, 2025, the Company does not have a cash account in any financial institutions, respectively.

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned and unrealized gain on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company had $814,834 and $718,072 of marketable securities held in the Trust Account as of June 30, 2026 and December 31, 2025, respectively.

During the three months ended June 30, 2026 and 2025, interest earned from the Trust Account amounted to $7,137 and $4,881, of which $4,791 and $3,190 were reinvested in the Trust Account, respectively. $2,346 and $1,691 were recognized as unrealized gain on investments held in the Trust Account during the three months ended June 30, 2026 and 2025, respectively.

During the six months ended June 30, 2026 and 2025, interest earned from the Trust Account amounted to $13,952 and $27,926, of which $11,606 and $26,235 were reinvested in the Trust Account, respectively. $2,346 and $1,691 were recognized as unrealized gain on investments held in the Trust Account during the six months ended June 30, 2026 and 2025, respectively.

During the three and six months ended June 30, 2026 and 2025, the Company paid $22,190 and $10,819,317 cash out of the Trust Account for the redemption, which was for the corresponding redemption of 702 shares and 880,335 shares, respectively.

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

The calculation of diluted income (loss) per ordinary shares does not consider the effect of the warrants and rights issued in connection with the (i) IPO; (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events; and (iii) the effect of the rights to receive 1,690,000 shares. The warrants are exercisable to purchase 5,915,000 ordinary shares in the aggregate. As of June 30, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The net (loss) income per share presented in the statements of operations is based on the following:

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Net loss	$(142,258)	$(137,495)	$(308,056)	$(338,262)
Remeasurement to redemption value – interest income earned	(7,137)	(4,881)	(13,952)	(27,926)
Remeasurement to redemption value – extension fee	-	(105,000)	(105,000)	(210,000)
Net loss including accretion of temporary equity to redemption value	$(149,395)	$(247,376)	$(427,008)	$(576,188)

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025		Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(148,378)	$(1,017)	$(245,639)	$(1,737)	$(424,102)	$(2,906)	$(572,142)	$(4,046)
Accretion of temporary equity	-	-	-	105,000	-	105,000	-	210,000
Accretion of temporary equity - interest	-	7,137	-	4,881	-	13,952	-	27,926
Allocation of net income (loss)	$(148,378)	$6,120	$(245,639)	$108,144	$(424,102)	$116,046	$(572,142)	$233,880

Denominators:
Weighted-average shares outstanding	3,205,000	21,962	3,205,000	22,664	3,205,000	21,962	3,205,000	22,664
Basic and diluted net income (loss) per share	$(0.05)	$0.28	$(0.08)	$4.77	$(0.13)	$5.28	$(0.18)	$10.32

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

On July 13, 2023, January 10, 2024, July 12, 2024, December 27, 2024 and December 11, 2025, 2,436,497, 3,319,923, 4,840,581, 880,335, and 702 public shares were rendered for redemption in connection with an extension vote, respectively (see “Note 1 — Description of Organization and Business Operations” for further information). The management team has evaluated the IRA as of June 30, 2026, and does not accrue any excise tax related to the redemption as the Company believes it is not a “covered corporation” under Internal Revenue Code Section 4501. The management team will continue to evaluate its impact.

The provision for income taxes was deemed to be immaterial for the three and six months ended June 30, 2026 and 2025, respectively.

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on December 13, 2021, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For each of the three months ended June 30, 2026 and 2025, the Company incurred $30,000 in fees for these services, respectively. For each of the six months ended June 30, 2026 and 2025, the Company incurred $60,000 in fees for these services, respectively. As of June 30, 2026 and December 31, 2025, the balance of administrative service fees was $501,129 and $441,129, respectively, which remained unpaid and included in accrued expenses and other liabilities.

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

After the waiver and inclusively for the Promissory Note and Loan Agreement, as of June 30, 2026 and December 31, 2025, the balance of promissory notes and loans payable to Sponsor was $1,910,121 and $1,431,299, respectively.

During the six months ended June 30, 2026, the Company drew down $105,000 from the Notes to pay the extension contribution of $35,000 each month for December 2025, and January to February 2026. The full amounts were deposited into the Trust Account immediately.

During the six months ended, June 30, 2026, in addition to the monthly administrative service fee charged by the Sponsor which is recorded under the “Accrued expenses and other liability”, the Sponsor paid a total of $373,822 operating expenses on behalf of the Company, which was recorded as a drawdown of the Sponsor loan.

As of June 30, 2026 and December 31, 2025, the remaining balance available under the Promissory Notes and Loan Agreements was $397,648 and $376,471, respectively.

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

The Company has deferred underwriting commissions of $950,000 and $950,000 as of June 30, 2026, and December 31, 2025, respectively.

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

Contingencies and Dismissal of the Then-Legal Counsel

The Company may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. As of June 30, 2026 and December 31, 2025, there were no legal or administrative proceedings for which a loss was probable and expected to be material to the consolidated financial statements.

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

Note 7 – Stockholders’ Deficit

Ordinary Shares

The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. As of June 30, 2026 and December 31, 2025, there were 3,205,000 ordinary shares issued and outstanding, excluding 21,962 and 22,664 shares subject to possible redemption, respectively.

Public Warrants

Pursuant to the IPO, the Company sold 11,500,000 Units at a price of $10.00 per Unit for a total of $115,000,000. The total amount of ordinary shares subject to possible redemption is 11,500,000. Each Unit consists of one ordinary share, one right to acquire one-seventh (1/7) of an ordinary share, and one redeemable warrant (“Public Warrant”) to purchase one-half of one ordinary share at a price of $11.50 per share, subject to adjustment. As of June 30, 2026 and December 31, 2025, the Company had 11,500,000 public warrants outstanding, respectively, which are exercisable to purchase 5,750,000 ordinary shares.

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

Private warrants

The private warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in this offering. As of June 30, 2026 and December 31, 2025, the Company had 330,000 private warrants outstanding, respectively, which are exercisable to purchase 165,000 ordinary shares.

Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/7 of a share of ordinary shares upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/7 of a share underlying each right upon consummation of the business combination. As of June 30, 2026 and December 31, 2025, no rights had been converted into shares.

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

As of June 30, 2026 and December 31, 2025, assets held in the Trust Account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

As of June 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$814,834	$-	$-

As of December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$718,072	$-	$-

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

Subsequent drawdown of the Sponsor loan and the promissory note

Subsequent to June 30, 2026, in addition to the monthly admin service fee charged by the Sponsor which is recorded under the “Accrued expenses and other liability”, the Sponsor paid a total of $142,118 operating expenses on behalf of the Company.

In August 2026, the Sponsor deposited total amounts of $245,000 into its Trust account for its seven months’ extension fees from March to September 2026.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2026 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2026, we had a net loss of $(142,258), which consisted of operating costs of $149,395, offset by interest income on marketable securities held in the Trust Account of $4,791 and unrealized interest income on marketable securities held in the Trust Account of $2,346, respectively.

For the six months ended June 30, 2026, we had a net loss of $(308,056), which consisted of operating costs of $322,008, offset by interest income on marketable securities held in the Trust Account of $11,606 and unrealized interest income on marketable securities held in the Trust Account of $2,346, respectively.

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

For the six months ended June 30, 2026, net cash used by operating activities was $373,822. Net loss of $(308,056) consisted of formation and operating costs of $322,008, offset by interest and dividends earned on marketable securities held in trust of $13,952. Net cash used in investing activities was $82,810, consisting of extension contributions of $105,000 deposited into the marketable security held in trust account and offset by cash of $22,190 withdrawn from the trust account to redeem public shares. Net cash provided by financing activities was $456,632, consisting of $22,190 for the redemption of public shares offset by the proceed of Sponsor promissory note and Sponsor Loan in the amount of $478,822.

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

As of June 30, 2026, we had marketable securities held in the Trust Account of $814,834. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash in escrow of nil held outside of the Trust Account. We intend to raise funds through borrowing from the Sponsor, and use the funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheets Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheets arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheets arrangements. We have not entered into any off-balance sheets financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrants

The Company evaluates the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, both Public and Private Warrants are classified in stockholders’ equity as of June 30, 2026 and 2025.

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

The calculation of diluted net income (loss) per ordinary shares and related weighted average of the ordinary shares does not consider the effect of the warrants and rights issued in connection with the (i) IPO; and (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,915,000 shares of ordinary shares in the aggregate, and the rights are exercisable to convert 1,690,000 shares of ordinary shares in the aggregate. As of June 30, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company other than above. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our interim condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2026, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2026.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2025, relating to ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified for the current year’s financial statements. We concluded that the failure to timely identify such accounting errors constituted a material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2026.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making these assessments, management used the criteria as set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting as of June 30, 2026 was not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Simultaneously with the closing of the Company’s IPO, the Company consummated the private placement (“Private Placement”) with its Sponsor for the purchase of 330,000 Units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $3,300,000, pursuant to the Private Placement Unit Purchase Agreement dated December 13, 2021. Each Private Unit purchased by the Sponsor consists of one Shares, one right to receive one-seventh (1/7) of a Share upon the consummation of a business combination and one private placement warrant exercisable to purchase one-half (1/2) of one Share at a price of $10.00 per Share. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

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

On June 24, 2026, the Company held an Extraordinary General Meeting of its shareholders. At the Extraordinary General Meeting, the shareholders approved certain proposals related to the business combination with OU XDATA GROUP. In connection with the shareholders meeting to vote for business combination approval, the public shareholders were entitled to exercise the redemption right and 46 public shares were tendered for redemption but the shares have not been redeemed as of June 30, 2026. The redemption price will be determined on the date that is two business days prior to the consummation of the Business Combination.

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

ALPHA STAR ACQUISITION CORPORATION

Date: August 26, 2026		/s/ Zhe Zhang
	Name:	Zhe Zhang
	Title:	Chief Executive Officer (Principle Executive Officer)

Date: August 26, 2026		/s/ Guojian Chen
	Name:	Guojian Chen
	Title:	Chief Financial Officer (Principle Financial Officer)

